Form 10QSB
period 1997-06-30
AZUREL LTD
filed 1997-10-06
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number:    333-15127

                          AZUREL LTD. AND SUBSIDIARIES
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          13-3842844
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

                     590 Madison Avenue, New York, NY 10022
               (Address of principal executive office) (Zip Code)

                                 (212) 317- 0712
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 15, 1997 was 5,258,747 shares.

                          AZUREL LTD. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         Number
                                                                      ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets                                           1
     Consolidated Statements of Operations                                 2
     Consolidated Statements of Cash Flows                                 3
     Notes to Financial Statements                                         4

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                                     6

PART II - OTHER INFORMATION                                                8

SIGNATURE                                                                  9

                                           AZUREL LTD. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,           December 31,
                                                                                                   1997                 1996
                                                                                           ------------------   ------------------
                                                                                              (Unaudited)
                                                       ASSETS

CURRENT ASSETS:
     Restricted cash                                                                    $            268,731 $            268,731
     Accounts receivable, net of allowance for
         doubtful accounts of $50,000                                                              1,902,923            1,515,407
     Note receivable affiliate                                                                       290,279              255,679
     Inventories                                                                                   1,160,153            1,241,509
     Prepaid expenses                                                                                 47,651               50,641
     Due from stockholders and related parties                                                             -              184,480
     Other current assets                                                                             72,643              106,891
                                                                                           ------------------   ------------------
         TOTAL CURRENT ASSETS                                                                      3,742,380            3,623,338

MACHINERY AND EQUIPMENT, net                                                                         498,768              571,507

DEFERRED FINANCING COSTS                                                                              38,545               32,797

DEFERRED REGISTRATION COSTS                                                                          186,630              175,514

FORMULAE AND CUSTOMER LISTS, net                                                                   3,073,887            3,175,107

GOODWILL, net                                                                                          4,977                5,107

OTHER ASSETS                                                                                          60,470               60,470
                                                                                           ------------------   ------------------

                                                                                        $          7,605,657 $          7,643,840
                                                                                           ==================   ==================

                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                                                      $             15,309 $             10,635
     Accounts payable                                                                               1,277,993            1,058,163
     Accrued expenses                                                                               1,065,206              944,430
     Accrued payroll taxes and penalties                                                              612,723              519,323
     Customer advances                                                                                 57,760               57,760
     Current portion of long-term debt                                                              3,767,839            1,551,816
     Current portion of capital lease obligations                                                      17,310               19,770
                                                                                           -------------------   ------------------
         TOTAL CURRENT LIABILITIES                                                                  6,814,140            4,161,897
                                                                                           -------------------   ------------------

LONG-TERM DEBT                                                                                      1,267,327            3,189,054

CAPITAL LEASE OBLIGATIONS                                                                              14,129               20,322

STOCKHOLDERS' (DEFICIT) EQUITY:
     Preferred stock, $.001 par value, authorized 1,000,000, none
         issued or outstanding                                                                              -                    -
     Common stock, $.001 par value, authorized 24,000,000 shares,
         issued and outstanding 3,878,747 shares                                                        3,879                3,879
     Additional paid-in-capital                                                                     2,382,190            2,382,190
     Accumulated deficit                                                                           (2,873,833)          (2,111,327)
                                                                                           -------------------   ------------------
                                                                                                     (487,764)             274,742
     Less stock subscriptions receivable                                                               (2,175)              (2,175)
                                                                                           -------------------   ------------------
         TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                        (489,939)             272,567
                                                                                           -------------------   ------------------

                                                                                        $          7,605,657 $          7,643,840
                                                                                           ==================   ==================


                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                             Three Months ended June 30,             Six Months Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                         1997                 1996                 1997                1996
                                                    -----------------    -----------------    -----------------    ----------------

NET SALES                                         $         3,298,286  $                 -  $         6,031,468  $                -

COST OF GOODS SOLD                                          2,562,942                    -            4,670,452                   -
                                                    -----------------    -----------------    -----------------    ----------------

GROSS PROFIT                                                  735,344                    -            1,361,016                   -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  918,015              154,420            1,887,791             415,651
                                                    -----------------    -----------------    -----------------    ----------------

LOSS FROM OPERATIONS                                         (182,671)            (154,420)            (526,775)           (415,651)

INTEREST EXPENSE                                              104,542               45,064              235,731             317,584
                                                    --------------------------------------    -------------------------------------

NET LOSS                                          $          (287,213) $          (199,484) $          (762,506) $         (733,235)
                                                    =================    =================    =================    ================


NET LOSS PER COMMON SHARE                         $             (0.07) $             (0.07) $             (0.20) $            (0.28)
                                                    =================    =================    =================    ================

WEIGHTED AVERAGE COMMON SHARES
     USED                                                   3,878,747            2,685,000            3,878,747           2,659,583
                                                    =================    =================    =================    ================






                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                 Six Months Ended June 30,
                                                                                         ------------------------------------------
                                                                                                  1997                  1996
                                                                                         -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $            (762,506)$             (733,235)
                                                                                         -------------------   --------------------

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Depreciation                                                                                 87,534                    198
         Amortization                                                                                101,350                      -
         Amortization of discount                                                                          -                163,162
         Amortization of deferred costs                                                               35,121                      -
         Stock options issued for services                                                                 -                 37,500

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                 (387,516)                     -
         (Increase) decrease in note receivable affiliate                                            (34,600)                     -
         (Increase) decrease in inventories                                                           81,356                      -
         (Increase) decrease in prepaid expenses                                                       2,990                (15,909)
         (Increase) decrease in other current assets                                                  34,248                      -
         (Increase) decrease in other assets                                                               -                (37,225)
         Increase (decrease) in accounts payable                                                     219,830                      -
         Increase (decrease) in accrued expenses                                                     234,829                146,269
         Increase (decrease) in payroll taxes and penalties                                           93,400                      -
         Increase (decrease) in advances                                                                   -                      -
                                                                                         -------------------   --------------------
            TOTAL ADJUSTMENTS                                                                        468,542                293,995
                                                                                         -------------------   --------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                      (293,964)              (439,240)
                                                                                         -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of machinery and equipment                                                         (14,795)               (20,476)
                                                                                         -------------------   --------------------


CASH FLOW FROM FINANCING ACTIVITIES:
         Increase (decrease) in cash overdraft                                                         4,674                      -
         (Increase) decrease in restricted cash                                                            -                      -
         (Increase) decrease in due from stockholders                                                      -                (92,100)
         (Increase) decrease in due from the Private Label Group                                           -               (500,000)
         (Increase) decrease in deferred financing costs                                             (40,869)                28,958
         (Increase) decrease in deferred registration costs                                          (11,116)               (81,047)
         Payment of capital lease obligations                                                         (8,653)                     -
         Proceeds from long-term debt                                                                571,500                460,000
         Payment of long-term debt                                                                  (206,777)              (310,000)
         Issuance of common stock                                                                          -              1,267,450
                                                                                         -------------------   --------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   308,759                773,261


NET INCREASE IN CASH                                                                                       -                313,545

CASH, beginning of period                                                                                  -                  3,581
                                                                                         -------------------   --------------------

CASH, end of period                                                                    $                   - $              317,126
                                                                                         ===================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for:
         Interest                                                                      $               2,128 $                6,520
                                                                                         ===================   ====================
         Taxes                                                                         $                   - $                    -
                                                                                         ===================   ====================
     Non cash activities:
         Issuance of common stock through long-term debt                               $                   - $              163,095
                                                                                         ===================   ====================
         Purchase of equipment through capital lease obligations                       $                   - $               11,304
                                                                                         ===================   ====================


                       See notes to financial statements.

                                       -3-



                          AZUREL LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of June 30, 1997 and for the six and three months ended June 30, 1997 and 1996 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 1997.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the
         Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.        LOSS PER SHARE

             Per share information is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods

3.        ACQUISITIONS

         a. On August 22, 1996, the Company purchased all of the issued and outstanding capital stock of the Private Label Group for a purchase price of $2,174,790 of which $1,758,750 was paid by the delivery of the Company's promissory notes and the remainder in cash.

                  The acquisition of the Private Label Group has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The following table summarizes this acquisition:

Purchase Price, including acquisition costs              $      2,174,790
Liabilities assumed                                             4,754,844
Assets Acquired:
  Inventories                                                  (1,490,774)
  Accounts receivable, net                                     (1,523,020)
  Fixed assets, net                                              (518,872)
  Other assets                                                   (154,762)
  Formulae and customer list                                   (3,237,000)
                                                       --------------------
Goodwill                                                 $          5,206
                                                       ====================

                  Included in assets acquired are certain intangible consisting principally of formulae and customer lists valued at $2,285,000 and $952,000, respectively. The allocation of the purchase price of these assets was based on an independent appraisal.

                  Amortization periods for formulae and customer lists are 15 and 19 years, respectively. Goodwill is being amortized over 20 years.

                  The results of operations for the Private Label Group for the quarter and six months ended June 30, 1997 are included in the accompanying consolidated financial statements.

                  The following schedule combines the unaudited proforma results of operations of the Company for the quarter and six months ended June 30, 1996 and the Private Label Group for the quarter and six months ended June 30, 1996 as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisitions not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.

                             Three months ended                 Six months ended
                               June 30, 1996                      June 30, 1996
                   ----------------------------        -------------------------
Net sales          $                 2,417,285        $               4,964,111
Net loss                              (359,535)                        (879,113)
Net loss per share                       (0.13)                           (0.33)
Shares used in computation           2,685,000                        2,659,583

         b. In October 1996, the Company acquired all of the assets of Scent Overnight, a company of which the Company's Chief Executive Officer and Chairman of the Board, is a majority stockholder for (i) a $225,000 promissory note bearing interest at the rate of 9% per annum and (ii) the assumption of a promissory note of $210,000 plus accrued interest of $15,400 which was assumed by the Company in September 1995.

                  The acquisition was accounted for under the purchase method of accounting with the basis used to record the assets of Scent Overnight as zero which is the transferor's historical cost basis. The assets of Scent Overnight consisted of only intangible assets which is primarily Scent Overnight's name. Scent had no operations during the year ended December 31, 1996 and for the six months ended June 30, 1997.

         4.       SUBSEQUENT EVENT

                  On July 30, 1997 the Company successfully completed its initial public offering. The Company raised gross proceeds of $ 5,400,000 before offering expenses and underwriters discounts pursuant to the sale of the Company's common stock and redeemable warrants.


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS

         FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Azurel, through its wholly-owned subsidiaries, manufactures, markets, and sells private label cosmetics, fragrances and skincare products. Prior to the completion of the acquisitions of the subsidiaries, Azurel focused its operations on negotiating and consumating such acquisitions and developing and implementing marketing strategies for its Branded Products.

         In August 1996, Azurel acquired the stock of Private Label Group (PLC), and in October 1996, Azurel acquired the stock of Scent Overnight (currently Scent 1-2-3).

         Results of Operations.

         Total revenues for the six months and three months ended June 30, 1997 were $6,031,468 and $3,298,286 respectively, compared to zero revenues in the comparable period of the prior year, as Azurel had not yet consumated the acquisition of PLC. The sales reported, resulted almost entirely from the acquisition of PLC which was acquired in August 1996. The six months and three months ended June 30, 1997 includes revenues of $56,993 and $3,811 for Azurel International sales respectively.

         Cost of sales was $4,670,452 and $2,562,942 for the six months and three months ended June 30, 1997, with no corresponding data from the same periods of 1996 as Azurel had not yet consumated the acquisition of PLC. Gross profit as a percentage of revenue was 23% for the six months ended June 30, 1997 and 22% for the three months ended June 30, 1997. The cost of sales resulted almost entirely from the acquisition of PLC in August 1996, and the results of PLC's operations for the six months period.

         Selling, general and administrative expenses for the six months and three months ended June 30, 1997 were $1,887,791 and $918,015 as compared to $415,651 and $154, 420 for the six and three months ended June 30, 1996. The increase in selling, general and administrative expenses was due to the acquisition of PLC and the expenses related to its operations, compared to the minimal operating expenses associated with a minimal revenue producing company.

         For the six months and three months ended June 30, 1997, the Company's net income included non-cash expenses of $224,005 and $98,483, respectively. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

         Interest expense was $235,731 for the six months ended June 30, 1997 and $104,542 for the three months ended June 30, 1997, compared to $317,584 for the six months and $45,064 for the three months ended June 30, 1996, reflecting interest paid on bridge loans utilized to provide interim financing pending an initial public offering, which was successfully completed on July 30, 1997 as well as interest expense for PLC operations.

         As a result of all the above factors, net losses for the six months and three months ended June 30, 1997 was $762,506 and $287,213, as compared to a net loss of $733,235 for the six months ended June 30, 1996 and a net loss of $199,484 for the three months ended June 30, 1996.

         Liquidity and Capital Resources

         The Company's primary source of liquidity is accounts receivable of $1,902,923, notes receivable of $290,279 and inventory of $1,160,153.

         In July 1997, the Company successfully completed an initial public offering. The Company raised gross proceeds of $5,400,000 before offering expenses and underwriter discounts and repayments of certain bridge loans, pursuant to the sale of the Company's common stock and redeemable warrants.

         To date, inflation has not had a material effect on the Company's business.

         PART II - OTHER INFORMATION

         Item 1.      LEGAL PROCEEDINGS - NONE

         Item 2.      CHANGES IN SECURITIES - NONE
                      ---------------------

         Item 3.      DEFAULTS UPON SENIOR SECURITIES - NONE
                      -------------------------------

         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE
                      ---------------------------------------------------

         Item 5.      OTHER INFORMATION - NONE

                                                             SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         AZUREL LTD. AND SUBSIDIARIES




                                                /s/ Gerard Semhon
                                                Gerard Semhon
                                                Chief Executive Officer



                                                /s/ Constantine Bezas
                                                Constantine Bezas
                                                President and Director



         Dated : October 1, 1997