Form 10QSB
period 1997-09-30
AZUREL LTD
filed 1997-11-17
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

                  Yes    X                                             No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 14, 1997 was 5,302,079 shares.


                          AZUREL LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                September 30,        December 31,
                                                                                                   1997                 1996
                                                                                            ------------------   ------------------
                                                                                                 (Unaudited)
                                                                        ASSETS
CURRENT ASSETS:
     Cash                                                                                 $            694,697 $                  -
     Restricted cash                                                                                   284,366              268,731
     Accounts receivable, net of allowance for
         doubtful accounts of $50,000                                                                1,999,589            1,515,407
     Note receivable affiliate                                                                         255,679              255,679
     Inventories                                                                                     1,091,213            1,241,509
     Prepaid expenses                                                                                  495,293               50,641
     Due from stockholders and related parties                                                          13,915              184,480
     Other current assets                                                                               35,497              106,891
                                                                                            ------------------   ------------------
         TOTAL CURRENT ASSETS                                                                        4,870,249            3,623,338

MACHINERY AND EQUIPMENT, net                                                                         1,435,115              571,507

DEFERRED FINANCING COSTS                                                                                     -               32,797

DEFERRED REGISTRATION COSTS                                                                                  -              175,514

FORMULAE AND CUSTOMER LISTS, net                                                                     3,023,277            3,175,107

GOODWILL, net                                                                                            4,912                5,107

OTHER ASSETS                                                                                            50,470               60,470
                                                                                            ------------------   ------------------

                                                                                          $          9,384,023 $          7,643,840
                                                                                            ==================   ==================

                                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                                                       $                  - $             10,635
     Accounts payable                                                                                  789,195            1,058,163
     Accrued expenses                                                                                  260,038              944,430
     Accrued payroll taxes and penalties                                                                70,669              519,323
     Customer advances                                                                                  57,760               57,760
     Current portion of long-term debt                                                               2,332,865            1,551,816
     Current portion of capital lease obligations                                                        6,098               19,770
                                                                                            ------------------   ------------------
         TOTAL CURRENT LIABILITIES                                                                   3,516,625            4,161,897
                                                                                            ------------------   ------------------

LONG-TERM DEBT                                                                                       1,250,984            3,189,054

CAPITAL LEASE OBLIGATIONS                                                                                    -               20,322

STOCKHOLDERS'  EQUITY:
     Preferred stock, $.001 par value, authorized 1,000,000, none
         issued or outstanding                                                                               -                    -
     Common stock, $.001 par value, authorized 24,000,000 shares,
         issued and outstanding 5,302,079 and 3,878,747 shares                                           5,390                3,879
     Additional paid-in-capital                                                                      7,376,283            2,382,190
     Accumulated deficit                                                                            (2,763,084)          (2,111,327)
                                                                                             ------------------   ------------------
                                                                                                     4,618,589              274,742
     Less stock subscriptions receivable                                                                (2,175)              (2,175)
                                                                                             ------------------   ------------------
         TOTAL STOCKHOLDERS'  EQUITY                                                                 4,616,414              272,567
                                                                                             ------------------   ------------------

                                                                                          $          9,384,023 $          7,643,840
                                                                                             ==================   ==================
                                                                                                             -                    -

                       See notes to financial statements.

                                       -1-

                                         AZUREL LTD. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)



                                                             Three Months ended Sept. 30,            Nine Months Ended Sept. 30,
                                                     -------------------------------------------------------------------------------
                                                            1997                 1996                 1997                1996
                                                     -----------------    -----------------    -----------------    ----------------
NET SALES                                          $         3,060,483  $           968,050  $         9,091,951  $         968,050

COST OF GOODS SOLD                                           2,204,093              764,759            7,301,895            764,759
                                                     -----------------    -----------------    ------------------   ----------------

GROSS PROFIT                                                   856,390              203,291            1,790,056            203,291

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   644,316              317,641            2,130,579            733,292
                                                     -----------------    -----------------    -----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                                  212,074             (114,350)            (340,523)          (530,001)

INTEREST INCOME                                                 15,635                    -               15,635                   -

INTEREST EXPENSE                                                91,138              147,538              326,869            465,122
                                                      -------------------------------------    -------------------------------------

NET INCOME (LOSS)                                  $           136,571  $          (261,888) $          (651,757) $        (995,123)
                                                     =================    =================    =================    ================


NET INCOME ( LOSS) PER COMMON SHARE                $              0.03  $             (0.10) $             (0.14)            (0.37)
                                                     =================    =================    =================    ================

WEIGHTED AVERAGE COMMON SHARES
     USED                                                    4,827,635            2,685,000            4,626,015          2,659,583
                                                     =================    =================    =================    ================









                                      See notes to financial statements.





                                                     AZUREL LTD. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)


                                                                                               Nine Months Ended September 30,
                                                                                         ------------------------------------------
                                                                                                  1997                  1996
                                                                                         -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $            (651,757)$             (995,123)
                                                                                         -------------------   --------------------

     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Depreciation                                                                                147,046                 16,629
         Amortization                                                                                152,025                 12,913
         Amortization of discount                                                                          -                217,169
         Amortization of deferred costs                                                                    -                      -
         Stock options issued for services                                                                 -                 37,500
         Stock issued for penalty                                                                          -                 50,000
         Interest converted into stock                                                                     -                 29,994
         Stock issued for services                                                                         -                120,000

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                 (484,182)               (20,823)
         (Increase) decrease in note receivable affiliate                                                  -                      -
         (Increase) decrease in inventories                                                          150,296                 69,601
         (Increase) decrease in prepaid expenses                                                    (444,652)                   273
         (Increase) decrease in other current assets                                                  71,394                      -
         (Increase) decrease in other assets                                                          10,000                      -
         Increase (decrease) in accounts payable                                                    (268,968)               (30,298)
         Increase (decrease) in accrued expenses                                                    (684,392)                66,722
         Increase (decrease) in payroll taxes and penalties                                         (448,654)                     -
         Increase (decrease) in advances                                                                   -                      -
                                                                                         -------------------   --------------------
            TOTAL ADJUSTMENTS                                                                     (1,800,087)               569,680
                                                                                         -------------------   --------------------

         NET CASH USED IN OPERATING ACTIVITIES                                                    (2,451,844)              (425,443)
                                                                                         -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of machinery and equipment                                                        (118,160)               (28,954)
         Cash paid in acquisition of Private Label Group                                                   -               (215,059)
         Increase in other assets                                                                          -                (41,311)
                                                                                         -------------------   --------------------

         NET CASH USED IN INVESTING ACTIVITIES                                                      (118,160)              (285,324)


CASH FLOW FROM FINANCING ACTIVITIES:
         Increase (decrease) in cash overdraft                                                       (10,635)               (40,776)
         (Increase) decrease in restricted cash                                                      (15,635)               (84,461)
         (Increase) decrease in due from stockholders                                                170,565                (86,110)
         (Increase) decrease in due from the Private Label Group                                           -               (650,000)
         (Increase) decrease in deferred financing costs                                              32,797                 36,848
         (Increase) decrease in deferred registration costs                                          175,514                (11,000)
         Payment of capital lease obligations                                                        (33,994)                (1,585)
         Proceeds from long-term debt                                                                      -                848,492
         Payment of long-term debt                                                                (1,157,021)              (563,767)
         Costs incurred in connection with stock issuance                                         (1,434,890)              (240,455)
         Issuance of common stock                                                                  5,538,000              1,500,000
                                                                                         -------------------   --------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 3,264,701                707,186


NET INCREASE IN CASH                                                                                 694,697                 (3,581)

CASH, beginning of period                                                                                  -                  3,581
                                                                                         -------------------   --------------------

CASH, end of period                                                                    $             694,697 $                    -
                                                                                         ===================   ====================






                                                                 See notes to financial statements.

                                                                                -3-



                                                                    AZUREL LTD. AND SUBSIDIARIES

                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)


                                                                                               Nine Months Ended September 30,
                                                                                         ------------------------------------------
                                                                                                 1997                  1996
                                                                                         -------------------   --------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for:
         Interest                                                                      $             326,869 $               22,879
                                                                                         ===================   ====================
         Taxes                                                                         $               5,644 $                    -
                                                                                         ===================   ====================
     Non cash activities:
         Issuance of common stock through long-term debt                               $                   - $              163,095
                                                                                         ===================   ====================
         Issuance of common stock in connection with acquisition of Private Label      $             892,496 $               21,250
                                                                                         ===================   ====================
         Conversion of debt to common stock                                            $                   - $              457,494
                                                                                         ===================   ====================
         Purchase of equipment through capital lease obligations                       $                   - $               11,304
                                                                                         ===================   ====================
         Assumption of debt in connection with acquisition of Private Label            $                   - $            1,805,813
                                                                                         ===================   ====================
         Intangible assets with acquisition of Private Label                           $                   - $            1,056,958
                                                                                         ===================   ====================
         Stock issued for services                                                     $             112,500 $              120,000
                                                                                         ===================   ====================
         Stock options issued for services                                             $                   - $               37,500
                                                                                         ===================   ====================
         Stock issued for penalty                                                      $                   - $               50,000
                                                                                         ===================   ====================





                                                               See notes to financial statements

                                                                               -4-



                          AZUREL LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED September 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of September 30, 1997 and for the nine and three months ended September 30, 1997 and 1996 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 1997.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the
         Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.        INCOME (LOSS) PER SHARE

             Per share information is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods

3.        ACQUISITIONS

         a. On August 22, 1996, the Company purchased all of the issued and outstanding capital stock of the Private Label Group for a purchase price of $3,067,284 of which $1,758,750 was paid by the delivery of the Company's promissory notes and the remainder in cash and common stock.

                  The acquisition of the Private Label Group has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The following table summarizes this acquisition:


   Purchase Price, including acquisition costs              $         3,067,284
   Liabilities assumed                                                4,754,844
   Assets Acquired:
      Inventories                                                    (1,490,774)
      Accounts receivable, net                                       (1,523,020)
      Fixed assets, net                                              (1,411,366)
      Other assets                                                     (154,762)
      Formulae and customer lists                                    (3,237,000)
   Goodwill                                                 $             5,206
                                                            ====================

                  Included in assets acquired are certain intangibles consisting principally of formulae and customer lists valued at $2,285,000 and $952,000, respectively. The allocation of the purchase price of these assets was based on an independent appraisal.

                  Amortization periods for formulae and customer lists are 15 and 19 years, respectively. Goodwill is being amortized over 20 years.

                  The results of operations for the Private Label Group for the quarter and nine months ended September 30, 1997 are included in the accompanying consolidated financial statements.

                  The following schedule combines the unaudited proforma results of operations of the Company for the quarter and nine months ended September 30, 1996 and the Private Label Group for the quarter and nine months ended September 30, 1996 as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisitions not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.



                                                                  Three months ended                 Nine months ended
                                                                  September 30, 1996                   September 30,
                                                                                                           1996
                                                           ----------------------------        -------------------------
                    Net sales                              $                  2,711,637        $               7,675,748
                    Net loss                                                  (241,682)                      (1,120,795)
                    Net loss per share                                           (0.06)                           (0.37)
                    Shares used in computation                                3,878,747                        3,065,971

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

                  The acquisition was accounted for under the purchase method of accounting with the basis used to record the assets of Scent Overnight as zero which is the transferor's historical cost basis. The assets of Scent Overnight consisted of only intangible assets which is primarily Scent Overnight's name. Scent had no operations during the year ended December 31, 1996 and for the nine months ended September 30, 1997.

         4.       INITIAL PUBLIC OFFERING

                  On July 30, 1997 the Company successfully completed its initial public offering. The Company raised gross proceeds of $ 5,538,000 before offering expenses and underwriters discounts pursuant to the sale of the Company's common stock and redeemable warrants.

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS

         FOR THE NINE MONTHS AND THREE MONTHS ENDED September 30, 1997 AND 1996

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

         Results of Operations.

         Total revenues for the nine months and three months ended September 30, 1997 were $9,091,951 and $3,060,483 respectively, compared to revenues of $968,050 for the comparable periods of the prior year. These increases are attributable to the fact that the acquisition of PLC occured in August of 1996 and cumulative complete period sales figures for nine and three months were not reported because the acquisition of PLC occurred in August of 1996. The nine months and three months ended September 30, 1997 includes revenues of $83,908 and $26,915 for Azurel International sales respectively.

         Cost of sales was $7,301,895 and $2,204,093 for the nine months and three months ended September 30, 1997. Cost of sales for the same periods of 1996 was $764,759 because the acquisition of PLC occurred in August of 1996. Gross profit as a percentage of revenue was 20% for the nine months ended September 30, 1997 and 28% for the three months ended September 30, 1997. The improvement in gross profit percentage in the quarter ended September 30, 1997 was due to, among other things a more profitable product mix, operating efficiencies and improved cost controls.

         Selling, general and administrative expenses for the nine months and three months ended September 30, 1997 were $2,130,579 and $644,316 as compared to $733,292 and $317, 641 for the nine and three months ended September 30, 1996. The increase in selling, general and administrative expenses was due primarily to the acquisition of PLC and the expenses related to its operations for complete nine and three month periods in 1997. Selling, general and administrative expenses for PLC in 1996 occurred after the acquisition in August of 1996.

         For the nine months and three months ended September 30, 1997, the Company's net income included non-cash expenses of $299,071 and $75,066, respectively. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

         Interest expense was $326,869 for the nine months ended September 30, 1997 and $91,138 for the three months ended September 30, 1997, compared to $465,122 for the nine months and $147,538 for the three months ended September 30, 1996, reflecting interest paid on bridge loans utilized to provide interim financing pending the initial public offering, which was successfully completed on July 30, 1997 as well as interest expense incurred for normal PLC operations.


         Liquidity and Capital Resources

         The Company's primary source of liquidity is accounts receivable of $1,999,589, notes receivable of $255,679 and inventory of $1,091,213.

         In July 1997, the Company successfully completed an initial public offering. The Company raised gross proceeds of $5,538,000 before offering expenses and underwriter discounts and repayments of certain bridge loans, pursuant to the sale of the Company's common stock and redeemable warrants.

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


         AZUREL LTD. AND SUBSIDIARIES




                                                         /s/ Gerard Semhon
                                                             Gerard Semhon
                                                        Chief Executive Officer



                                                         /s/ Frank Desimone
                                                             Frank Desimone
                                                        Chief Financial Officer



         Dated : November 14, 1997