Form 10KSB
period 1997-12-31
AZUREL LTD
filed 1998-03-31
CIK 1000897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from _____________to______________

Commission File No. 333-15127

                                   AZUREL LTD.
            (Exact name of registrant as specified in its character)

           DELAWARE                                   13-3842844
           --------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

509 MADISON AVENUE NEW YORK, NEW YORK                         10022
-------------------------------------                         -----
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:   (212) 317-0712
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------            -----------------------------------------
Not Applicable                                   None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     Yes       No X
                                       ---     ---

           The issuer's net sales for the most recent fiscal year were $12,481,556.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 26, 1998 was approximately $11,159,562.

           As of March 26, 1998 there were 5,292,079 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1.  BUSINESS


GENERAL

           The Company, directly and through wholly-owned subsidiaries, manufactures, markets and sells cosmetics, fragrances, skin care products and also provides accounting, marketing, warehousing and other administrative services to cosmetic, fragrance and accessory companies. Through wholly-owned subsidiaries comprising its Private Label Group, acquired by the Company in August 1996, the Company operates a manufacturing and filling facility which sells cosmetics principally to major cosmetic companies for sale by each customer under the customer's own brand name (commonly known as "private label" sales). In addition, in order to take advantage of the Company's manufacturing capabilities and product development expertise, the Company currently is developing cosmetic, skin care and fragrance lines which it intends to market under brand names created internally or owned by others and licensed to the Company. These products are sometimes referred to as "Branded Products." To date, the Company has developed only one line of Branded Products internally and has obtained two licenses to sell product lines using brand names owned by third parties, but is seeking to terminate one of these licenses. The Company intended, through its Scent 123 subsidiary, which acquired the assets of Scent Overnight in October 1996, to sell well- recognized men's cologne and women's fragrances directly to the consumer by overnight delivery through toll-free telephone numbers. Due to mixed consumer reaction to the concept, the Company has determined to defer further development of this marketing concept at this time. The Company is considering refinements to the concept, but the Company has not determined at this time, whether it will again actively seek to develop the concept.

PRODUCTS AND SERVICES

           Virtually all of the Company's business during 1997 was conducted through the Private Label Group. The Company's Private Label Group consists of subsidiaries acquired in August 1996 from Michael J. Assante ("Assante"), who continues to be employed as the President and CEO of the Private Label Group. These subsidiaries operate a cosmetic facility (the "Facility") which manufactures, fills and packages a broad range of cosmetics. The Facility also includes a laboratory which develops cosmetic products formulae for customers according to their specific requirements. The laboratory also develops and maintains a library of cosmetic products formulae for use by customers who have not developed their own formulae for a specific product. The laboratory also performs quality control functions for the Facility and is responsible for assuring compliance with governmental regulations regarding the manufacture and packaging of cosmetics including compliance with good manufacturing practices ("GMP"). Substantially all of the Private Label Group's assets have been pledged to financing institutions to secure indebtedness relating to financing agreements. In addition, all of the outstanding capital stock of the entities comprising the Private Label Group has been pledged to Assante to secure indebtedness related to the acquisition of the Private Label Group.

          The Facility manufactures and fills a wide variety of cosmetics, including body lotions and powders, lipsticks, mascara, eye shadows, eye liners, skin care products and hair care products. Depending upon the customer's requirements, the Company either provides some or all of the raw ingredients and packaging for the customer's product or uses material provided directly by the customer. A quantity of raw ingredients and packaging material is maintained in inventory, but generally such materials are purchased by the Company to fill specific orders. Presently, the Facility does not manufacture or fill fragrances, which require additional machinery, nor does the Facility manufacture or fill nail products or liquid soaps.

           Generally, a customer places an order for a quantity of merchandise to be produced and shipped over a period of time, typically one to three months, with payment due 30 days after each shipment. While the raw ingredients and packaging materials to produce an order are generally readily available, for cash management purposes, the necessary raw materials and packaging are ordered by the Company for receipt by it in stages to coincide with the manufacturing/packaging cycle and the customer's delivery requirements. In this way, the Company minimizes the need to maintain an inventory of raw ingredients and packaging materials, and in effect, produces product only against the order.

           Except for nail products, liquid soaps and fragrances, which it does not manufacture or fill, the Facility does not limit its services to a particular market niche within the cosmetic industry. It manufactures a wide variety of high and low priced products sold in department, specialty and discount stores. The Company believes that this diversity minimizes its exposure to business cycles and changes in customer preferences over time.

           Since the manufacturing operation has been in business for over 49 years, the laboratory maintains a large library of formulae for a wide variety of products. Moreover, the laboratory continuously develops new formulae based on the Company's assessment of future product demand, changing consumer preferences and the availability of new ingredients. The Company believes that it can quickly and efficiently develop formulations for a customer's product by using or adapting a formula from its library. When the Company develops a formula for a customer's product, the Company, and not the customer, owns the formula; however, since it is the Company's policy not to use the same formula for different customers, customers generally continue purchasing from the Company so long as they sell the product and do not change the formula or have another laboratory replicate the product formula.

           The Company's marketing efforts revolve around its sales force of three full-time sales representatives and contacts maintained or developed by its management.

           In order to take advantage of the Company's manufacturing capabilities and product development expertise, the Company currently is developing cosmetic, skin care and fragrance lines which it intends to market and distribute under brand names created internally or owned by others and licensed to the Company. These products are sometimes referred to as "Branded Products." To date, the Company has developed one line of Branded Products internally and has obtained two licenses to sell product lines using brand names owned by third parties.

          Development of the Company's first Branded Product line, an original unisex fragrance line and related grooming products to be sold under the SPORTS EXTREME USA(TM) trade name, commenced in January 1996 and was completed in September 1996, at which time marketing of the line commenced. Presently, the SPORTS EXTREME USA(TM) line consists of a unisex fragrance, bath and shower gel, muscle and body relaxer and face moisturizer containing sunscreen and alphahydroxy fruit acids, of which the unisex fragrance and bath and shower gel are being marketed. The marketing of the SPORTS EXTREME USA(TM) line featurse "extreme" sports such as mountain climbing, ice climbing, bungee jumping, sky surfing, in-line skating, snowboarding, snow bicycling and mountain biking. The fragrance for the SPORTS EXTREME USA(TM) line was developed for the Company by Firmenich Incorporated, a major developer of fragrances for the cosmetic industry. Retail sales of this line commenced in the second quarter of 1997.

           The Company seeks to sell Branded Products in the United States and currently sells Branded Products internationally. In the United States, the Company expects to sell directly to retail outlets that sell similar products, such as chain drug stores, mass merchandisers and discount stores. Initially, the Company's personnel, independent sales representatives or a combination of the two will sell the Branded Products in the United States. Internationally, the Company currently sells Branded Products and expects to continue to sell to distribution companies having a major presence in the Far East, Middle East and parts of Europe. The Company entered into distribution agreements with two foreign distributors which cover certain countries in the Middle East and the Far East, pursuant to which such distributors will purchase the Company's products for resale in their distribution territories. In addition, the Company currently has a sales agency agreement with foreign sales agent which covers certain countries in Europe. The Company's foreign distribution agreements are exclusive for the Far East and the Middle East and do not require the distributor to purchase any minimum quantity of products. The Company intends to establish a wholly-owned subsidiary for international distribution of its Branded Products and licensed products in France.

           In October 1997, the Company began developing cosmetics, fragrances and related products for sale under the HANG TEN trade name pursuant to a license agreement with the owner of the HANG TEN trade name (the "Licensor"). The HANG TEN trade name is a brand name used on men's outerwear, active wear and a wide variety of other merchandise which has been marketed in print media in both the United States and internationally. Hang Ten currently operates approximately 400 retail outlets internationally.

           The license agreement relating to the Hang Ten trade name provides for the Hang Ten products developed by the Company to be sold and marketed directly and exclusively to the Hang Ten outlets until March 31, 1999. Hang Ten has the option to sell the products developed by the Company exclusively in their stores. From January 1, 1999 until December 31, 2003 the Company may sell, distribute and market products developed under the Hang Ten tradename to other parties in the United States and internationally and to Hang Ten outlets. Under the License, the Company is required to pay a royalty of five percent of net sales, subject to minimum royalties. The

Company's manufacture, sale and promotion of Hang Ten fragrances, grooming products and cosmetics is subject to the prior review and approval of such products by the Licensor as is typical in similar licenses. The Licensor has approved the products currently being developed by the Company.

           The Company entered into a license agreement with Members Only ("Licensor") on May 15, 1996. The Company is negotiating with the Licensor to terminate such agreement. If such negotiations do not result in such termination the Company may remain liable for minimum royalties thereunder. Initially a customer had indicated that it would purchase significant amounts of product bearing the Members Only name. After development of such products the customer informed the Company that current market conditions did not call for purchase of the products from the Company. Based upon such customer information the Company decided to seek to terminate the license agreement with Members Only.

           While the Company has had discussions with other companies, it has not entered into any other formal agreements for the development of cosmetic and fragrance lines under brand names owned by other companies. There can be no assurance that the Company will market successfully any original cosmetic or fragrance line, or that the Company will enter into any additional formal agreements for the development of cosmetic and fragrance lines for other companies either under brand names created internally or owned by others and licensed to the Company.

          In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc. ("Cambridge") for a purchase price of $212,000, of which $95,000 was paid in October 1997 and the balance was paid in February 1998. Cambridge provides outsourcing and distribution services such as: accounting, sales, marketing, warehousing and other administrative and back offices services to cosmetic, fragrance and accessory companies.


COMPETITION

           All aspects of the cosmetic, fragrance and skin care industry are subject to intense competition throughout the world. In all aspects of its business, the Company will compete with numerous companies, many of which are better known in the industry and have established channels of distribution and substantially all of which have greater financial and other resources than the Company. These competitors include Estee Lauder, Revlon, Avon and Maybelline.

           The Company competes against approximately thirty companies in the United States which manufacture and/or package cosmetic products for third-parties. To a lesser degree, the Company competes with cosmetic companies which have their own manufacturing facilities that can produce all, or a part, of their own products. The Company believes that the primary elements of competition in the private label manufacture of cosmetics differ depending upon the retail price point of the particular product. With respect to higher priced cosmetics and fragrances, the principal methods of competition are quality, including consistency of the work performed, and reliability of meeting delivery dates. With respect to lower priced products, the principal method of competition is price. The Company believes that the Facility has a reputation in the cosmetic industry as a high quality, reliable source for manufacturing and packaging cosmetics. It is the Company's belief that the availability of its laboratory gives it a competitive advantage over those firms not having laboratories to assist customers in the formulation of their products. The Company also believes that its ability to produce a broad range of products for sale at varying retail price points is beneficial in attracting and retaining customers who would prefer all of their products to be produced by the same manufacturer.

           In selling the Branded Products, and licensed products the Company competes against numerous companies, some of which are customers of the Private Label Group. Many of these competitors are better known in the industry, have established channels of distribution and greater financial and other resources than the Company.

           The Company believes that the primary elements of competition in the sale of Branded Products are product awareness and consumer acceptance of the competing brands. Achieving market acceptance may require substantial marketing efforts and expenditure of significant funds. The Company markets its Branded Products to niche markets such as chain drug stores, discount stores and mass merchandisers and to develop Branded Products which it believes will appeal to the customers of these retailers.

           The Company believes that Cambridge is the only company organized to provide complete accounting, marketing, warehousing and other administrative services to cosmetic, fragrance and accessory companies, by a single company. Although the Company believes it is the only Company which performs all of these services, there are other companies that perform each of these services individually, and such companies have greater financial and personnel resources, and are better known in the industry than the Company.

GOVERNMENT REGULATION

           The Company's manufacturing activities and the Facility are subject to extensive and rigorous governmental regulation relating to the protection of the environment and the quality of manufacturing. Federal, state and local regulatory agencies actively enforce these regulations and conduct periodic inspections to determine compliance with such government regulations. The FDA enforces regulations regarding GMP through periodic surveillances and audits. The Company believes that the Private Label Group has obtained all material approvals, permits and licenses for its manufacturing activities. In the event that the Company seeks to expand its operations to manufacture and fill fragrances, the Company would have to obtain new or expanded governmental permits. However, changes in existing regulations, the interpretation thereof, or adoption of new regulations could impose costly new procedures for compliance, or prevent the Company from obtaining, or affect the timing of, additional regulatory approvals. There can be no assurance that the Private Label Group, if audited, will be found in compliance with GMP or environmental regulations. Failure to comply with GMP, environmental or other applicable regulatory requirements may result in fines, suspension of approvals, cessation of distribution, product recalls and criminal prosecution, any of which would have a material adverse effect on the Company.

          The Federal Trade Commission ("FTC") and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (the "Food and Drug Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, composition storage, record keeping, approval, advertising and promotion of the Company's products. In general, products falling within the FDA's definition of "new drugs" require pre-market approval by the FDA. Products falling within the FDA's definition of "cosmetics' do not require pre-market approval. In the Company's opinion, the Company's products, as they are and will be promoted, fall within the FDA's definition of "cosmetics" and therefore do not require pre-market approval. There can be no assurance that the FDA will concur in this view. In the event that the Company fails to comply with applicable regulations with respect to any products, the Company may be required to change its labeling, formulation or possibly cease manufacture and marketing of such products.

           The FDA may require post-marketing testing and surveillance to monitor the record of the Company's products and continued compliance with regulatory requirements. The FDA also may require the submission of any lot of product for inspection and may restrict the release of any lot that does not comply with FDA standards, or may otherwise order the suspension of manufacture, recall or seizure of non-compliant product is discovered. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of a product are discovered following approval.

           The Company may also be subject to foreign regulatory authorities governing testing or sales of certain of the Company's products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained in certain cases prior to the commencement of marketing of the product in those countries. There can be no assurance that any product developed or marketed by the Company will be approved by the FDA or any foreign regulatory authority.

           Various laws and regulations relating to safe working conditions, and other employment matters, including the Occupational Safety and Health Act, are also applicable to the Company. The Company believes it is in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions, and other employment matters.

TRADEMARKS

           The Company has three United States registered trademark, Scent Overnight(R), which was acquired in the acquisition of Scent Overnight, Scent 123(R) and Sports Extreme(R).

           The right to use trademarks and trade names in connection with the sale of the Branded

Products is material to the Company's business. In cases where the Company is the licensee of the trademark or trade name, the ownership of the trademark or trade name will be retained by the licensor. In such cases, the Company may be subject to material claims of infringement by third- parties and may or may not be indemnified by the licensor.

          The Company will be the owner of brand names developed by it and will seek to establish protection of names. There can be no assurance, however, that trademark rights would sufficiently protect the Company's right to use such names or that, if and when the Company files trademark applications for such names, such applications would be approved. Notwithstanding such ownership, third-parties may claim that such names infringe such third party's rights. Such claims may seek to require the Company to cease use of the names as well as pay monetary damages. At the time any such claim is brought, the Company may not have the financial resources to defend against such claim. The cessation of the use of any brand name used by the Company might have a material adverse effect on it.

INSURANCE

           In view of the activities conducted by the Company, there are inherent risks of exposure to certain liabilities including product liability and negligence claims resulting from the use of the Company's products. The Company currently carries a general liability insurance policy (including products liability) which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also carries property damage insurance of approximately $2,000,000. The Company does not have insurance coverage for product withdrawal or recall. Although the Company believes such insurance is sufficient, no assurance can be given that the amount of the Company's present coverage will prove to be adequate.

           The Company currently maintains officer and director liability insurance which provides for coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate.

MAJOR CUSTOMERS AND SUPPLIERS

           Approximately 19% and 10% of the Company's revenues for the year ended December 31, 1997 were derived from two major customers. Approximately 22% and 12% of the Company's revenues derived from manufacturing activities for the year ended December 31, 1996 were derived from the same two major customers. A loss of the sales to either or both of these customers could have a material adverse effect on the Company's results of operations.

EMPLOYEES

           The Company presently employs approximately 256 employees of which 251 are located at the Facility. Of the 251 employees located at the Facility, 43 are employed on a full-time basis and approximately 208 are employed on an as-needed basis. The Company has regularly employed between 175 and 225 individuals on an as-needed basis for approximately 12 months and anticipates a continued need for a minimum of 208 such employees in order to maintain its current level of operations. Of the 251 employees located at the Facility, 222 are manufacturing personnel, 14 are laboratory personnel, three are executive and administrative personnel and 12 are engaged in sales, marketing and customer service. The manufacturing employees located at the Facility are covered by a collective bargaining agreement with Local #300-S, Affiliated with the Production Service and Sales Distribution Council, Industrial Union Council, expires on May 31, 1998, extended from February 28, 1998.

           Of the five employees that are not located at the Facility, four are executive officers. The Company believes that there is an available pool of persons and firms who could be hired or retained by the Company when needed. The Company considers its relationships with both union and non-union employees to be satisfactory.

SEASONALITY AND BACKLOG

           The cosmetic and fragrance business in general is subject to seasonal fluctuations, with net sales in the second half of the year substantially higher than those in the first half as a result of increased demand by retailers in the United States in anticipation of and during for the back-to- school, Thanksgiving and Holiday seasons. The Company anticipates that the sales of Branded Products and Distributed Fragrances will follow the general industry trend.

           Although the Company's manufacturing business, as a whole, is not seasonal, its product mix is subject to seasonal variations. Since the gross profit margins on various products differ, the backlog and results of operations in any period are not necessarily indicative of the result for the fiscal year. At December 31, 1997 the Private Label Group's backlog of orders believed by the Company to be firm was approximately $2,926,000 and at December 31, 1996 the amount of such orders was approximately $3,068,000. The Company expects that approximately 97% of the current backlog will be filled during the current fiscal year. Since the Company's orders for manufacturing and filling are generally for the delivery of merchandise over a period of time, backlog is viewed as an important indication of future performance.


ITEM 2.   PROPERTIES

PROPERTIES

           The Company leases 2,400 square feet of space at 509 Madison Avenue, New York, New York, which is used as its executive offices. The lease expires in April 2001 and provides for an annual base rent of $74,000, including utilities. These facilities are in good condition and adequate for the Company's current needs, and substitute space is readily available.

           The Company's manufacturing and packaging plant and laboratory and the Private Label Group's general and executive offices are located at a leased 155,000 square foot building in

Fairlawn, New Jersey. The lease, expiring in August 2002 provides for annual rent of approximately $500,000, including common charges and real estate taxes and is subject to increase based on increases in the Consumer Price Index. In addition, the Company is responsible for substantially all repairs to the building. The Facility is presently operating at less than full capacity and is in good condition and physically adequate for the Company's present and foreseeable purposes. The Company expects to continue to update the manufacturing and packaging equipment at the Facility with more modern and automated equipment.

           Contemporary, a related party, utilizes approximately 10,000 square feet of the Facility on a month-to-month basis for approximately $6,500 per month under an oral arrangement. There is no assurance that the landlord will continue to permit this arrangement.

           Cambridge leases approximately 2,500 square feet of office space in Port Washington, New York. The lease is on a month to month basis at a rate of $3,000 per month.


ITEM 3.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

           The Company is not a party to any material legal proceeding, nor is it aware of any pending or threatened claim of a material nature. The Company anticipates that it will be subject to claims and suits in the ordinary course of its business in the future, including product liability and negligence claims. The Company believes that it will maintain adequate insurance to cover such anticipated claims, of which, however, there can be no assurance.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK


          As of the date hereof, the Company has outstanding 5,292,079 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "AZUR." The following table sets forth the high and low bid prices for Common Stock as reported by on the Nasdaq SmallCap. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                         COMMON STOCK
                                                         ------------
FISCAL 1997                                         HIGH                LOW
-----------                                         ----                ---
Third (from July 31, 1997)                        $4.6875             $3.875
Fourth                                             5.03125             4.25

FISCAL 1998
-----------
First (through March 26, 1998)                     $4.9375            $3.1875



           On March 26, 1998, there were approximately 72 holders of record of the Company's 5,292,079 outstanding shares of Common Stock.

           On March 26, 1998, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $3.625.



                                 DIVIDEND POLICY

           The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AZUREL LTD. AND SUBSIDIARIES
----------------------------

FORWARD-LOOKING STATEMENTS

           When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL

           Azurel, through its wholly-owned subsidiaries, manufactures, markets and sells private label cosmetics, fragrances and skincare products and also provides accounting, marketing, warehousing and other administrative.

           In August 1996, Azurel acquired the stock of the Private Label Group, and in October 1996, Azurel acquired the stock of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services.

           The following discussion and analysis should be read together with the financial statements and notes for Azurel included herein.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operations:





                                        ----------------------------

                                            Year ended December 31,
                                        ----------------------------

                                              1997       1996
                                          -----------  ----------

                                            (Dollars in thousands)

                Net sales ................. $ 12,482    $ 3,745


                Cost of goods sold ........    8,608      2,871
                                            --------    -------

                Gross profit ..............    3,874        874

                Selling, general and
                administrative expenses ...    3,897      1,652

                Amortization expense ......                 --
                                            --------    -------

                Operating (loss) ..........      (23)      (778)

                Interest expense ..........      475        595
                                            --------    -------

                Net (loss) ................ $   (499)   $(1,373)
                                            ========    =======

YEAR ENDED DECEMBER 31, 1997 (THE "1997 PERIOD") AND YEAR ENDED DECEMBER 31, 1996 (THE "1996 PERIOD").

           Net sales for the year ended December 31, 1997 increased by $8,736,220, or approximately 233%, from the 1996 Period. The increase resulted almost entirely from the acquisition of Private Label Group on August 22, 1996 ("Acquisition Date"). The increase is attributable to the net sales of Private Label Group for the period ended December 31, 1997 as compared with 1996 Net Sales of Private Label Group from the Acquisition Date until December 31, 1997.

           Cost of goods sold for the 1997 Period were $8,607,759, or 69% of net sales, as compared to cost of goods sold of $2,870,888, or 77% of net sales for the 1996 Period. The increase in cost of goods sold resulted almost entirely from the acquisition of the Private Label Group on August 22, 1996. The reduction in the percentage of cost of goods sold as a percentage of net sales to 69% in the 1997 Period to 77% in the 1996 Period was due primarily to increased sales volume and the favorable mix of products sold in the 1997 Period.

          Selling, general and administrative expenses for the 1997 Period were $3,896,990, or 31.2% of net sales, as compared to $1,652,240, or 44.1% of net sales for the 1996 Period. The increase resulted almost entirely from the acquisition of the Private Label Group on August 22, 1996. The reduction the selling, general and administrative costs as a percentage of net sales is attributable to higher sales volume in the 1997 Period, and reduced selling, general and administrative expenses in the second half of 1997.

           Interest expense decreased from $595,129 in the 1996 Period to $475,310 in the 1997 Period. The decrease is attributable to the reduction in debt due to equity received from the public offering in July 1997.



LIQUIDITY AND CAPITAL RESOURCES

           From inception to date, Azurel's operations have been funded by a combination of debt and equity financings. Azurel completed its initial public offering of its securities in August 1997, whereby the Company issued 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants. The Company received approximately $5,538,000 from its initial public offering. In addition, Azurel sold 750,000 shares of Common Stock at $2.00 per share from February through July 1996.

           Azurel secured a revolving line of credit of $3,500,000 with Finova Capital Corporation until February 2000. Such line of credit bears an interest rate of 2.5% above the prime rate. The line of credit is secured by the Company's receivables, inventory and a second lien on machinery and equipment. In December 1997 the Company secured a 4 year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the Company's existing machinery and equipment. In March of 1997, the Company secured a 5 year term loan of $260,000 at a rate of approximately 10.5% from CIT, secured by new machinery and equipment acquired by the Company.

           Azurel borrowed an aggregate of $1,037,827 in the 1996 Period and repaid an aggregate of $626,149 of such borrowings in that period (The various obligations are more fully described in the notes to the financial statements). In the 1997 Period, Azurel borrowed an additional aggregate amount of $424,000 from various lenders and repaid $48,304 of borrowings in that same period. Azurel offered certain holders of outstanding promissory notes the right to convert their debt into shares of common stock at $2.00 per share. In July and October 1996, lenders with obligations totaling $667,494 (including principal and interest) elected to convert such loans into 438,747 shares of Common Stock. Azurel sold 750,000 shares of Common Stock at $2.00 per share from February through July 1996. In the 1996 Period, Azurel had net proceeds of $1,283,900 from these sales.

          Proceeds of the aforementioned financings were utilized from inception to date to (i) finance operations, (ii) advance funds to the Private Label Group, (iii) fund increases to deferred financing costs, furniture and equipment and deferred registration costs, (iv) fund advances to certain stockholders, (v) fund the acquisition of the Private Label Group, (vi) repay outstanding accrued expenses, indebtedness and payroll taxes, (vii) marketing, and (viii) purchase inventory and equipment.

           In January and April of 1997 the Company secured additional debt financing in connection with the completion of private placements of $200,000 and $350,000 respectively, which were repaid upon the completion of the Company's initial public offering.

ITEM 7.  FINANCIAL STATEMENTS

                          AZUREL LTD. AND SUBSIDIARIES

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997

                           AZUREL LTD.AND SUBSIDIARIES

                              FINANCIAL STATEMENTS



                                      INDEX

                                                                     Page
                                                                    Number
                                                                --------------
INDEPENDENT AUDITORS' REPORT                                        F - 1
FINANCIAL STATEMENTS:

      Balance Sheet                                                 F - 2

      Statement of Operations                                       F - 3

      Statement of Stockholders' Equity                             F - 4

      Statement of Cash Flows                                     F - 5-6

      Notes to Financial Statements                              F - 7-15

                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Azurel Ltd. and Subsidiaries

           We have audited the accompanying consolidated balance sheet of Azurel Ltd. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Azurel Ltd. And Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azurel Ltd. and Subsidiaries as of December 31, 1997 and the results of its consolidated operations, stockholders' equity and its consolidated cash flows for each of the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




February 20, 1998
New York, New York

Certified Public Accountants

                       AZUREL LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1997


                                  ASSETS
                                  ------

CURRENT ASSETS:
  Cash                                                 $     414,731
  Restricted cash                                            290,521
  Accounts receivable net of allowance for doubtful
     accounts of $60,000                                   1,985,232
  Inventories                                              1,882,807
  Due from related parties                                   232,921
  Prepaid expenses and other current assets                  262,886
                                                         -----------
    TOTAL CURRENT ASSETS                                   5,069,098
                                                         -----------

FURNITURE AND EQUIPMENT                                    1,462,580
                                                         -----------

INTANGIBLES                                                3,137,248
                                                         -----------

OTHER ASSETS:
 Due from related party                                     135,000
 Deferred financing costs                                    35,700
                                                        -----------
                                                            170,700

                                                       $  9,839,626
                                                       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                     $           1,133,393
  Accounts payable                                           819,514
  Accrued expenses and other liabilities                     436,899
  Customer advances                                          104,145
  Current portion of long term debt                          634,294
  Due to related parties                                     269,916
                                                         -----------
    TOTAL CURRENT LIABILITIES                              3,398,161
                                                         -----------

LONG TERM DEBT                                             1,623,757
                                                         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.001 per share
    1,000,000 shares authorized; issued and outst               -
  Common stock, par value $.001 per share;
    24,000,000 authorized;  5,293,745 issued
    and outstanding                                            5,294
  Additional paid in capital                               7,438,001
  Accumulated deficit                                     (2,609,830)
  Cumulative translation adjustment                          (13,582)
  Stock subscription receivable                               (2,175)
                                                         -----------
    TOTAL STOCKHOLDERS' EQUITY                             4,817,708
                                                         -----------

                                                         $ 9,839,626
                                                         ===========

                     See notes to financial statements
                                    F-2

                       AZUREL LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         1997           1996
                                                         ----           ----
NET SALES                                           $ 12,481,556    $ 3,745,336

COST OF GOODS SOLD                                     8,607,759      2,870,888
                                                    ------------    -----------

GROSS PROFIT                                           3,873,797        874,448

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES          3,896,990      1,652,240
                                                    ------------    -----------

LOSS FROM OPERATIONS                                     (23,193)      (777,792)

INTEREST EXPENSE                                         475,310        595,129
                                                    ------------    -----------

NET LOSS                                            $   (498,503)   $(1,372,921)
                                                    ============    ===========

LOSS PER COMMON SHARE                               $         (0)   $        (0)
                                                    ============    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,468,325      3,287,759
                                                    ============    ===========




                       See notes to financial statements
                                       F-3



                          AZUREL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                    COMMON STOCK    ADDITIONAL                 STOCK       CUMULATIVE    TOTAL
                                               NUMBER OF             PAID-IN    ACCUMULATED SUBSCRIPTIONS  TRANSLATION STOCKHOLDERS'
                                               SHARES      AMOUNT    CAPITAL      DEFICIT    RECEIVABLE    ADJUSTMENT    EQUITY
                                               ------      ------    -------      -------    ----------    ----------    ------

Balance - January 1, 1996                      2,450,000   $2,450   $    64,734   $ (513,406)    $(2,175)   $   --    $  (448,397)

  Stock issued in connection with
    bridge financing                             125,000      125       124,875          --         --          --        125,000
  Sale of common stock                           750,000      750     1,283,150          --         --          --      1,283,900
  Stock issued for services                       60,000       60       119,940          --         --          --        120,000
  Stock issued in connection with acquisition      5,000        5        21,245          --         --          --         21,250
  Stock issued in connection with a penalty       25,000       25        49,975          --         --          --         50,000
  Stock issued in connection with a loan          25,000       25        38,070          --         --          --         38,095
  Conversion of debt to common stock             438,747      439       642,701          --         --          --        643,140
  Stock options issued for services                 --       --          37,500          --         --          --         37,500
  Distribution                                      --       --            --        (225,000)      --          --       (225,000)
  Net loss                                          --       --            --      (1,372,921)      --          --     (1,372,921)
                                               ---------   ------   -----------   -----------    -------    --------  -----------

Balance - December 31, 1996                    3,878,747    3,879     2,382,190    (2,111,327)    (2,175)       --        272,567

  Sale of common stock - initial
    public offering                            1,200,000    1,200     5,536,810          --         --          --      5,538,010

  Expenses associated with initial
    public offering                                 --       --      (1,373,278)         --         --          --     (1,373,278)

  Stock issued to shareholders as additional     199,998      200       892,294          --         --          --        892,494

  Stock issued for legal services                 15,000       15           (15)         --         --          --           --

  Cumulative effect of foreign currency             --       --            --            --         --       (13,582)     (13,582)
    translation
  Net loss                                          --       --            --        (498,503)      --          --       (498,503)
                                               ---------   ------   -----------   -----------    -------    --------  -----------

Balance December 31, 1997                      5,293,745   $5,294   $ 7,438,001   $(2,609,830)   $(2,175)   $(13,582) $ 4,817,708
                                               =========   ======   ===========   ===========    =======    ========  ===========





                       See notes to financial statements.
                                       F-4







                       AZUREL LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                      1997           1996
                                                                      ----           ----


Net loss                                                           $  (498,503)   $(1,372,921)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                        224,789         57,384
   Amortization                                                        202,025        397,432
   Other                                                                  --          237,494

Changes in assets and liabilities, net of effect of acquisition:
   (Increase) decrease in accounts receivable                         (444,027)        34,613
   (Increase) decrease in inventories                                 (641,298)       249,265
   (Increase) decrease in prepaid expenses and other                  (142,925)       (59,736)
   (Increase) decrease in other assets                                 217,845       (276,721)
   Increase (decrease) in accounts payable and accru                (1,302,005)       684,173
   Increase (decrease) in customers advances                            46,385        (97,382)
   Increase (decrease) in related party loans                          343,154       (767,700)
                                                                   -----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES                            (1,994,560)      (914,099)
                                                                   -----------    -----------



   Business acquisitions, net of cash acquired                         (57,556)      (665,107)
   Purchase of property and equipment                                 (286,193)       (87,411)
                                                                   -----------    -----------
   NET CASH USED IN INVESTING ACTIVITIES                              (343,749)      (752,518)
                                                                   ------------    -----------


   Increase (decrease) in cash overdraft                               (10,635)        10,635
   Increase in restricted cash                                         (21,790)        (7,304)
   Decrease (Increase) in long-term debt                            (1,349,426)       411,680
   Decrease in capital lease obligations                               (16,259)       (11,520)
   Net proceeds from stock issuance                                  4,164,732      1,259,545
                                                                   -----------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,766,622      1,663,036
                                                                   -----------    -----------

   Effect of exchange rate changes on cash and cash                    (13,582)          --

                                                                       414,731         (3,581)

                                                                          --            3,581
                                                                   -----------    -----------

                                                                   $   414,731    $      --
                                                                   ===========    ===========



                       See notes to financial statements.
                                     F-5










                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       1997           1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                                  ----           ----
INFORMATION:
Cash paid for interest                                             $   231,656    $   259,083
Cash paid for income taxes                                         $      --      $      --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Additional stock issued to shareholder as compe                 $   892,494    $      --
                                                                   ===========    ===========
   Note issued for the acquisition of Cambridge Bu                 $   121,012    $      --
                                                                   ===========    ===========
   Issuance of common stock through conversion of                  $      --      $   163,095
   Issuance of common stock in connection with acq                 $      --      $    21,250
                                                                   ===========    ===========
   Conversion of debt to common stock                              $      --      $   637,500
                                                                   ===========    ===========
   Distribution through assumption of long-term de                 $      --      $   225,000
                                                                   ===========    ===========
   Purchase of equipment through capital lease                     $      --      $    11,304
                                                                   ===========    ===========
   Assumption of debt in connection with acquisiti                 $      --      $ 1,758,750
                                                                   ===========    ===========
   Stock issued for services                                       $      --      $   170,000
                                                                   ===========    ===========



                          AZUREL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.         ORGANIZATION AND SIGNIFICANT EVENTS

           Azurel Ltd. (the "Company") was incorporated in Delaware on June 26, 1995. In July 1996, the Company formed a subsidiary, Scent 123, Inc. and subsequently acquired the assets of Scent Overnight, Inc., an overnight delivery service of men's cologne and women's fragrances. The Company intends to market and develop original cosmetic and fragrance lines. At year end, no significant operations had commenced.

           In August 1996, Azurel, Ltd. purchased all of the outstanding common stock of Private Label Cosmetics, Inc. and affiliates ("Private Label Group") for cash, notes and common stock aggregating $2,782,500 plus acquisition costs of $285,000. The Private Label Group is located in New Jersey and manufactures cosmetics for sale to major cosmetic companies.

           In August 1997, the Company sold 1,200,000 units consisting of 1,200,000 shares of common stock and an equal number of common stock purchase warrants in an initial public offering. The Company received gross proceeds before underwriter discounts and offering expenses of $5,538,000. Offering expenses were approximately $1,373,000.

           The Company concurrently issued approximately 200,000 common shares to a principal shareholder and a former shareholder as additional consideration for machinery and equipment included in the Private Label Group acquisition.

           In October 1997, the Company acquired all of the outstanding shares of Cambridge Business Services Corporation for $212,000 of which $95,000 was paid at the closing and the balance in February 1998.

           The Company opened a sales and distribution facility in France in the latter part of 1997. Significant operations had not commenced at December 31, 1997.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

           b. Accounting estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           c. Inventories - Inventories are recorded at the lower of cost or market. Cost was determined using the average cost method.

           d. Property and equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

           e. Deferred registration costs - Deferred registration costs were charged against additional paid-in capital upon completion of the Company's public offering.

           f. Deferred financing costs - Deferred financing costs are charged to interest expense over the terms of the respective loans.

           g. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

           h. Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
                     109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

           i. Stock based compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

           j. Goodwill - Goodwill resulting from various acquisitions represents the remaining unamortized value of the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized on a straight line basis over a period of 20 years.

           k. Impairment of long - lived assets - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" as of January 1, 1996. Such adoption had no material effect on the financial statements of the Company.

                          AZUREL LTD. AND SUBSIDIARIES

           l. Earnings per share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 is effective for financial statements issued for interim and annual periods ending after December 15,1997; after the effective date, all prior period earnings per share data are required to be restated. Net Loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

           m. Foreign currency translation - The assets and liabilities of the Company's foreign operation were translated into U.S. dollars based on the current exchange rate at December 31, 1997 and at the weighted average rate for the statement of operations for the period then ended.


3.        INVENTORIES

          Inventories at December 31, 1997 consisted of the following:



          Raw Materials              $               874,304

          Work In Process                            828,115

          Finished Goods                             180,388
                                       -----------------------

                                     $             1,882,807
                                       =======================


4.         RELATED PARTY TRANSACTIONS

                     Amounts due from related parties consist of loans and advances to officers, shareholders and an affiliated entity. The loans are interest-free and are as follows:

Loans to affiliate                          $                      332,279

Advances to officers/shareholders                                   35,642
                                                   -------------------------
                                                                   367,921

Less loans to affiliate - non-current                              135,000
                                                   -------------------------
                                            $                      232,921
                                                   =========================

                          AZUREL LTD. AND SUBSIDIARIES

           Additionally, trade receivables included $308,840 due from affiliates at December 31, 1997.

           Private Label Group has an informal arrangement with an affiliate to sublease part of its facilities at a cost of $86,000 per annum. Sales in 1997 to two entities controlled by a principal shareholder were $655,000.


5.         PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:


                                              Estimated years                              December 31,
                                              of useful lives                                  1997
                                        ------------------------------             -----------------------------

Machinery and equipment held under
capital leases                                   5-7 years                    $        41,478

Machinery and equipment                         5-9.5 years                          3,775,752

Leasehold improvements                            15 years                             211,498
                                                                                   -----------------------------

                                                                                     4,028,728

Less accumulated depreciation                                                        2,566,148
                                                                                    -----------------------------

                                                                              $      1,462,580
                                                                                    =============================

6.         INTANGIBLE ASSETS:

           Intangible assets result primarily from the acquisition of Private Label Group and are as follows:

                          Estimated Useful                         Cost
                                Life
                      -----------------------------      -----------------------

Formulae                      15 Years              $      2,285,000

Customer List                 19 Years                       952,000

Goodwill                      20 Years                       164,265
                                                         -----------------------
                                                           3,401,265

 Less: Accumulated Amortization                              264,017

                                                         -----------------------
                                                    $      3,137,248
                                                        ========================

                          AZUREL LTD. AND SUBSIDIARIES

7.         REVOLVING CREDIT FACILITY

           In February 1998, the Company refinanced their borrowing arrangement with Finova. The line of credit was increased to $3,500,000 and bears interest at 2.5% per annum above the existing prime rate. Borrowings are secured by trade receivables, inventories and a second lien on machinery and equipment. The agreement expires in February 2000.

8.         LONG-TERM DEBT

           The following is a summary of long-term debt:

                                                                                      December 31,
                                                                                        1997
                                                                                 ------------------------
Note payable - shareholder, payable in monthly  installments of
$5,551 including interest at 6% per annum, through August 2003              $            313,154

Note payable - shareholder, payable in semi-annual installments of
$9,219 plus interest at 9% per annum, through 2000.                                       55,314


Note payable - shareholder payable in semi-annual installments of
$184,375 plus interest at 9% per annum, through 2000.                                  1,106,250


Note payable - GE Capital Corp. - payable in monthly installments of $16,667 plus interest at 11.3% per annum through 2001. The
note is secured by machinery and equipment.                                              783,333
                                                                                 -----------------
                                                                                       2,258,051

Less current portion                                                                     634,294
                                                                                 -----------------
                                                                            $          1,623,757
                                                                                 =================

           Notes payable to shareholders are unsecured.

           Long-term debt maturities for the next five years are as follows:
           1998 - $634,294; 1999 - $638,976; 2000 - $642,170; 2001 - $241,706;
           2002 - $61,974.

                          AZUREL LTD. AND SUBSIDIARIES

9.         INCOME TAXES

           The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1997, the Company had net deferred tax assets of $1,331,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

           The following table illustrates the source and status of the Company's major deferred tax assets:

Net operating loss carryforward         $                    1,227,000

Accounts receivable allowance                                   24,000

Inventory allowance                                             80,000

Valuation allowance                                        (1,331,000)
                                             -----------------------------

Net deferred tax asset recorded         $                            -
                                             =============================

           The provision for income taxes for year ended December 31, 1997 differs from the amount computed applying the statutory federal income tax rate to income before income taxes as follows:


Income tax benefit computed at statutory       $              (199,000)
rate

Tax benefit not recognized                                      199,000
                                                    -----------------------

Provision for income taxes                     $                        -
                                                    =======================

                     The Company has net operating loss carry forwards for tax purposes totaling $3,068,000 at December 31, 1997 expiring in the years 2008 to 2012. Approximately $952,000 of the carry forwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The annual limitation is based primarily on the value of the Private Label Group as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate.

                          AZUREL LTD. AND SUBSIDIARIES

10.        STOCK OPTION PLAN

           In March 1997 the Company adopted a stock option plan which provides for grants to officers and other employees, directors, consultants and other persons who perform significant services for the Company. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the time of the grant. Options to acquire up to 750,000 shares may be granted under the plan.

           As of December 31, 1997, 130,750 options were outstanding, of which 129,000 were exercisable at $4.25 per share and 1,750 were exercisable at $4.375 per share. No options were exercised as of December 31, 1997.

           Pro-forma information regarding net loss and loss per share is presented below as if the Company had accounted for its employee stock options under the fair value method; such pro forma information is not necessarily representative of the effect on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years.

           Had compensation cost for the Company's stock option plan been determined based on fair value at the grant date, the Company's pro-forma net loss for the year ended December 31, 1997 would have been $780,000 or $0.17 per share.

           The weighted average fair value of the options granted during the year ended December 31, 1997 are estimated as $2.17 on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the year ended December 31, 1997: expected dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5.7% and estimated life of five years.

11.        REDEEMABLE COMMON STOCK PURCHASE WARRANTS

           The Company issued 1,200,000 warrants in connection with the initial public offering of its common stock. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable commencing July 30, 1998 and expire in July 2003. The warrants are redeemable by the company at a price of $.10 each commencing July 30, 1998 and thereafter up to their expiration. The Company additionally issued 120,000 redeemable warrants to the underwriter for $18,000. Such warrants are exercisable for four years commencing July 30, 1998 at a price equal to 150% of the initial public offering price of the Common Stock and Redeemable Warrants. The Company has reserved 1,320,000 shares of common stock for issuance upon exercise of the warrants.

                          AZUREL LTD. AND SUBSIDIARIES

12.        PREFERRED STOCK

           The Company is authorized to issue preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights. The Company has no preferred stock outstanding at December 31, 1997.

13.        LEASES

           The Company is obligated under a lease for its operating facilities in New Jersey for annual rentals ranging from $475,000 to $529,000 through August 31, 2002. The Company sub-lets part of its premises to a related party for an annual rental of $86,000. The Company is further obligated under a lease for its administrative facility in New York City for annual rentals of $74,512 through April 2001.

           Total rent expense for the year ended December 31, 1997 was $574,000 and for the four months ended December 31, 1996 rent expense was $212,000.

           Future minimum rental payments under non cancelable leases as of December 31, 1997 were as follows: 1998 - $557,000; 1999 - $573,000; 2000 -
$589,000; 2001 - $605,000; 2002 - $361,512.



14.        SIGNIFICANT CUSTOMERS

           During the year ended December 31, 1997, one customer accounted for 19% and another accounted for 10% of the total sales.

15.        COMMITMENTS

           a. In May 1996, the Company entered into a license agreement with the owner of the "Members Only" trademark. The agreement grants the Company the exclusive right to manufacture and distribute cosmetics and other items under the "Members Only" mark. The agreement expires in September 2001, with the Company's option to renew the license agreement for an additional five year term. Under this agreement, the Company is to required to pay aggregate minimum royalties of $1,225,000 through September 2001.
                     The Company is currently in negotiations to terminate this contract. Management believes that any potential settlement will not be material to the Company.

           b. In October 1997, the Company entered into a license agreement with the owner of the "Hang-Ten" trademark. The agreement grants the Company the exclusive right

                          AZUREL LTD. AND SUBSIDIARIES
                     to manufacture and distribute cosmetics and other items under the "Hang-Ten" mark. The agreement which expires in December 2003, requires the Company to pay aggregate minimum royalties of $563,000 through December 2003.

           c. The Company has a three year employment agreement with an officer for a base salary of $195,000 which expires in August 1999. The officer has an option to renew the agreement for an additional two years. Additionally, the officer will receive a bonus equal to 10% of the Private Label Group's annual profits, as defined, in excess of $500,000 for the years ending December 31, 1997, 1998 and 1999.

           d. The Company is obligated under a consulting agreement with a former officer for monthly payments of $11,117 through August 2003.

           e. The Company is obligated under a three year employment agreement with its chief executive officer commencing July 30, 1997. The officer will receive an annual salary of $95,000 plus bonuses as determined by the Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company's Accountants on accounting or financial disclosures.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.


ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K
                 ---------------------------------------

(A)  EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B).


EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT
--------------           ----------------------

      3.1**              Certificate of Incorporation of the Registrant.

      3.2**              Amended By-Laws of the Registrant.

      3.3**              Amended Certificate of Incorporation of the Registrant

      4.1**              Specimen Common Stock Certificate.

      4.2**              Specimen Redeemable Common Stock Purchase Warrant
                         Certificate.

      4.3**              Form of Public Warrant Agreement.

      4.4** Form of Warrant Agreement between the Registrant and Network 1, including Form of Underwriter's Warrant Certificate.

      10.1** Employment Agreement between the Registrant and Gerard Semhon dated October 28, 1996.

      10.2**             Employment Agreement between the Registrant and Michael
                         J. Assante dated August 22, 1996.

      10.3** Lease for 509 Madison Avenue, New York, New York 10022 dated April 29, 1996.

      10.4** Lease for 20-10 Maple Avenue, Fair Lawn, New Jersey dated April 11, 1991.

      10.5** License Agreement between the Registrant and Europe Craft Imports, Inc. dated May 15, 1996.

      10.6** Stock Purchase and Sale Agreement dated July 17, 1996 by and among Michael J. Assante, Azurel Ltd., Private Label Cosmetics, Inc., P.L.C. Specialties, Inc., International Cosmetic Group, Inc. and Fashion Laboratories, Inc.

      10.7** Agreement by and between Scent Overnight, Inc. and Scent 123, Inc. dated September 9, 1996.

      10.8**             Registrant's 1997 Stock Option Plan.

      10.9** Registrant's Promissory Note dated August 22, 1996 in the principal amount of $1,675,000 issued to Michael J. Assante.

      10.10**            Registrant's Promissory Note dated
                         August 22, 1996 in the principal
                         amount of $83,750 issued to Louis
                         DiVita.

      10.11** Consulting Services Agreement dated August 12, 1993 between Louis DiVita and Private Label Cosmetics, Inc. PLC Specialties, Inc., Fashion Laboratories, Inc., Contemporary Cosmetic Group, Inc., International Cosmetic Group, Inc., D.A. Advertising Group International, Inc. and Intra-Africa Corporation.

      10.13**            Collective Bargaining Agreement

      10.14**            Rubigo Cosmetics Agreement - January 1992

      10.15**            Revolving Credit Agreement

      10.16**            Agreement by and among Azurel, Ltd., Scent Overnight, .
                         Inc. and Gerard Semhon dated July 14, 1997.

      10.17* License Agreement between Azurel Ltd. and International Licensing Corporation dated October 6, 1997.

      10.18* Security Agreement dated February 6, 1998 by and between Azurel Ltd. and Finova Capital Corporation.

      10.19*** Security Agreement dated December 30, 1997 by and between Azurel Ltd. And Private Label Cosmetics, and General Electric Capital Corporation.

      21.1**             Subsidiaries of the Registrant.

      24.1**             Power of Attorney (included with signature page).

      27.1*              Financial Data Schedule

----------
*     Filed herewith.
** Incorporated by Reference from the Company's Registration Statement filed with the Securities and Exchange Commission on July 30, 1997.
***   To be filed by amendment.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AZUREL LTD.

                                             By: /S/ GERARD SEMHON
                                             Gerard Semhon, Chief Executive
                                             Officer and Chairman of the Board


           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       SIGNATURE         TITLE                                DATE
       ---------         -----                                ----

/S/ GERARD SEMHON        Chief Executive Officer and        March 31, 1998
Gerard Semhon              Chairman of the Board

/S/ CONSTANTINE BEZAS    President and Director             March 31, 1998
Constantine Bezas

/S/ FRANK DESIMONE       Executive Vice President, Chief    March 31, 1998
Frank DeSimone             Financial Officer and Director

/S/ JOSEPH TRUITT BELL   Executive Vice President           March 31, 1998
Joseph Truitt Bell         and Director

/S/ VAN CHRISTAKOS       Secretary, Treasurer               March 31, 1998
Van Christakos             and Director

                         Director                           March 31, 1998
Kay Shortway

                         Director                           March 31, 1998
Norman Grief