Form 10KSB/A
period 1997-12-31
AZUREL LTD
filed 1998-04-28
CIK 1000897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-KSB/A

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

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                                (Title of Class)-

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

           As of March 26, 1998 there were 5,293,745 shares of Common Stock, par value $.001 per share, outstanding.

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

          Development of the Company's first Branded Product line, an original unisex fragrance line and related grooming products to be sold under the SPORTS EXTREME USA(TM) trade name, commenced in January 1996 and was completed in September 1996, at which time marketing of the line commenced. Presently, the SPORTS EXTREME USA(TM) line consists of a unisex fragrance, bath and shower gel, muscle and body relaxer and face moisturizer containing sunscreen and alphahydroxy fruit acids, of which the unisex fragrance and bath and shower gel are being marketed. The marketing of the SPORTS EXTREME USA(TM) line features "extreme" sports such as mountain climbing, ice climbing, bungee jumping, sky surfing, in-line skating, snowboarding, snow bicycling and mountain biking. The fragrance for the SPORTS EXTREME USA(TM) line was developed for the Company by Firmenich Incorporated, a major developer of fragrances for the cosmetic industry. Retail sales of this line commenced in the second quarter of 1997.

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

           The license agreement relating to the Hang Ten trade name provides for the Hang Ten products developed by the Company to be sold and marketed directly and exclusively to the Hang Ten outlets until March 31, 1999. Hang Ten has the option to sell the products developed by the Company exclusively in their stores. From January 1, 1999 until December 31, 2003 the Company may sell, distribute and market products developed under the Hang Ten tradename to other parties in the United States and internationally and to Hang Ten outlets. Under the License, the Company is required to pay a royalty of five percent of net sales, excluding sales to Hang Ten outlets, subject to minimum royalties. The

Company's manufacture, sale and promotion of Hang Ten fragrances, grooming products and cosmetics is subject to the prior review and approval of such products by the Licensor as is typical in similar licenses. The Licensor has approved the products currently being developed by the Company.

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

           The Company believes that the primary elements of competition in the sale of Branded Products are product awareness and consumer acceptance of the competing brands. Achieving market acceptance may require substantial marketing efforts and expenditure of significant funds. The Company markets its Branded Products to niche markets such as chain drug stores, discount stores and mass merchandisers and intends to develop Branded Products which it believes will appeal to the customers of these retailers.

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

EMPLOYEES

           The Company presently employs approximately 261 employees of which 251 are located at the Facility. Of the 251 employees located at the Facility, 43 are employed on a full-time basis and approximately 208 are employed on an as-needed basis. The Company has regularly employed between 175 and 225 individuals on an as-needed basis for approximately 12 months and anticipates a continued need for a minimum of 208 such employees in order to maintain its current level of operations. Of the 251 employees located at the Facility, 222 are manufacturing personnel, 14 are laboratory personnel, three are executive and administrative personnel and 12 are engaged in sales, marketing and customer service. The manufacturing employees located at the Facility are covered by a collective bargaining agreement with Local #300-S, Affiliated with the Production Service and Sales Distribution Council, Industrial Union Council, which expires on May 31, 1998, extended from February 28, 1998.

           Of the ten employees that are not located at the Facility, five are executive officers. The Company believes that there is an available pool of persons and firms who could be hired or retained by the Company when needed. The Company considers its relationships with both union and non-union employees to be satisfactory.

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

           Contemporary, a related party, utilizes approximately 10,000 square feet of the Facility on a month-to-month basis for approximately $7,000 per month under an oral arrangement. There is no assurance that the landlord will continue to permit this arrangement.

           Cambridge leases approximately 2,500 square feet of office space in Port Washington, New York. The lease is on a month to month basis at a rate of $3,090 per month.


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


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK


          As of the date hereof, the Company has outstanding 5,293,745 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "AZUR." The following table sets forth the high and low bid prices for Common Stock as reported by on the Nasdaq SmallCap. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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



           On March 26, 1998, there were approximately 72 holders of record of the Company's 5,293,745 outstanding shares of Common Stock.

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

GENERAL

           Azurel, through its wholly-owned subsidiaries, manufactures, markets and sells private label cosmetics, fragrances and skincare products and also provides accounting, marketing, warehousing and other administrative services.

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

           Cost of goods sold for the 1997 Period were $8,607,759, or 69% of net sales, as compared to cost of goods sold of $2,870,888, or 77% of net sales for the 1996 Period. The increase in cost of goods sold resulted almost entirely from the acquisition of the Private Label Group on August 22, 1996. The reduction in the percentage of cost of goods sold as a percentage of net sales to 69% in the 1997 Period from 77% in the 1996 Period was due primarily to increased sales volume and the favorable mix of products sold in the 1997 Period.

          Selling, general and administrative expenses for the 1997 Period were $3,896,990, or 31.2% of net sales, as compared to $1,652,240, or 44.1% of net sales for the 1996 Period. The increase resulted almost entirely from the acquisition of the Private Label Group on August 22, 1996. The reduction in the selling, general and administrative costs as a percentage of net sales is attributable to higher sales volume in the 1997 Period, and reduced selling, general and administrative expenses in the second half of 1997.

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


                                                   /s/ Feldman Radin & Co., P.C.
                                                   Feldman Radin & Co., P.C.
                                                   Certified Public Accountants


February 20, 1998
New York, New York

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
                                                         -----------

                                                         $ 9,839,626
                                                         ===========

                     See notes to financial statements
                                    F-2

                       AZUREL LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                         1997           1996
                                                         ----           ----
NET SALES                                           $ 12,481,556    $ 3,745,336

COST OF GOODS SOLD                                     8,607,759      2,870,888
                                                    ------------    -----------

GROSS PROFIT                                           3,873,797        874,448

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES          3,896,990      1,652,240
                                                    ------------    -----------

LOSS FROM OPERATIONS                                     (23,193)      (777,792)

INTEREST EXPENSE                                         475,310        595,129
                                                    ------------    -----------

NET LOSS                                            $   (498,503)   $(1,372,921)
                                                    ============    ===========

LOSS PER COMMON SHARE                               $      (0.11)   $     (0.42)
                                                    ============    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,468,325      3,287,759
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
                                               =========   ======   ===========   ===========    =======    ========  ===========





                       See notes to financial statements.
                                       F-4







                       AZUREL LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                      1997           1996
                                                                      ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $  (498,503)   $(1,372,921)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                        224,789         57,384
   Amortization                                                        202,025        397,432
   Other                                                                  --          237,494

 Changes in assets and liabilities, net of effect of acquisition:
   (Increase) decrease in accounts receivable                         (444,027)        34,613
   (Increase) decrease in inventories                                 (641,298)       249,265
   (Increase) decrease in prepaid expenses and other
     current assets                                                   (142,925)       (59,736)
   (Increase) decrease in other assets                                 217,845       (276,721)
   Increase (decrease) in accounts payable and accrued expenses     (1,302,005)       684,173
   Increase (decrease) in customers advances                            46,385        (97,382)
   Increase (decrease) in related party loans                          343,154       (767,700)
                                                                   -----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES                            (1,994,560)      (914,099)
                                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired                         (57,556)      (665,107)
   Purchase of property and equipment                                 (286,193)       (87,411)
                                                                   -----------    -----------
   NET CASH USED IN INVESTING ACTIVITIES                              (343,749)      (752,518)
                                                                   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in cash overdraft                               (10,635)        10,635
   Increase in restricted cash                                         (21,790)        (7,304)
   Decrease (Increase) in long-term debt                            (1,349,426)       411,680
   Decrease in capital lease obligations                               (16,259)       (11,520)
   Net proceeds from stock issuance                                  4,164,732      1,259,545
                                                                   -----------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,766,622      1,663,036
                                                                   -----------    -----------

   Effect of exchange rate changes on cash and cash equivalents        (13,582)          --

NET INCREASE (DECREASE IN CASH)                                        414,731         (3,581)

CASH AT BEGINNING OF YEAR                                                 --            3,581
                                                                   -----------    -----------
CASH AT END OF YEAR                                                $   414,731    $      --
                                                                   ===========    ===========



                       See notes to financial statements.











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



1.   ORGANIZATION AND SIGNIFICANT EVENTS
     -----------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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


3.   INVENTORIES
     -----------

          Inventories at December 31, 1997 consisted of the following:



          Raw Materials              $               874,304

          Work In Process                            828,115

          Finished Goods                             180,388
                                       -----------------------

                                     $             1,882,807
                                       =======================


4.   RELATED PARTY TRANSACTIONS
     --------------------------

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


5.  PROPERTY AND EQUIPMENT
    ----------------------

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

6.   INTANGIBLE ASSETS:
     ------------------

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
                                                        ========================

                          AZUREL LTD. AND SUBSIDIARIES

7.   REVOLVING CREDIT FACILITY
     -------------------------

           In February 1998, the Company refinanced their borrowing arrangement with Finova. The line of credit was increased to $3,500,000 and bears interest at 2.5% per annum above the existing prime rate. Borrowings are secured by trade receivables, inventories and a second lien on machinery and equipment. The agreement expires in February 2000.

8.   LONG-TERM DEBT
     --------------

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

9.   INCOME TAXES
     ------------

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

10.  STOCK OPTION PLAN
     -----------------

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

11.  REDEEMABLE COMMON STOCK PURCHASE WARRANTS
     -----------------------------------------

           The Company issued 1,200,000 warrants in connection with the initial public offering of its common stock. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable commencing July 30, 1998 and expire in July 2002. The warrants are redeemable by the company at a price of $.10 each commencing July 30, 1998 and thereafter up to their expiration. The Company additionally issued 120,000 redeemable warrants to the underwriter for $18,000. Such warrants are exercisable for four years commencing July 30, 1998 at a price equal to 150% of the initial public offering price of the Common Stock and Redeemable Warrants. The Company has reserved 1,320,000 shares of common stock for issuance upon exercise of the warrants.

12.  PREFERRED STOCK
     ---------------

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

13.  LEASES
     ------

           The Company is obligated under a lease for its operating facilities in New Jersey for annual rentals ranging from $475,000 to $529,000 through August 31, 2002. The Company sub-lets part of its premises to

                          AZUREL LTD. AND SUBSIDIARIES
           a related party for an annual rental of $86,000. The Company is further obligated under a lease for its administrative facility in New York City for annual rentals of $74,512 through April 2001. The lease for the Company's subsidiary, Cambridge Business Services, requires monthly payments of $3,000. The payments are adjusted annually for inflation.

              Total rent expense for the year ended December 31, 1997 was $574,000 and for the four months ended December 31, 1996 rent expense was $212,000.

              Future minimum rental payments under non cancelable leases as of December 31, 1997 were as follows: 1998 - $557,000; 1999 -
              $573,000; 2000 - $589,000; 2001 - $605,000; 2002 - $361,512.


14.   SIGNIFICANT CUSTOMERS
      ---------------------

           During the year ended December 31, 1997, one customer accounted for 19% and another accounted for 10% of the total sales.

15.   COMMITMENTS
      -----------

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

     b. In October 1997, the Company entered into a license agreement with the owner of the "Hang-Ten" trademark. The agreement grants the Company the exclusive right to manufacture and distribute cosmetics and other items under the "Hang-Ten" mark. The agreement which expires in December 2003, requires the Company to pay aggregate minimum royalties of $563,000 through December 2003.

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

                          AZUREL LTD. AND SUBSIDIARIES

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

      10.15**            Revolving Credit Agreement

      10.16**            Agreement by and among Azurel, Ltd., Scent Overnight, .
                         Inc. and Gerard Semhon dated July 14, 1997.

      10.17* License Agreement between Azurel Ltd. and International Licensing Corporation dated October 6, 1997.

      10.18* Security Agreement dated February 6, 1998 by and between Azurel Ltd. and Finova Capital Corporation.

      10.19* Security Agreement dated December 30, 1997 by and between Azurel Ltd. And Private Label Cosmetics, and General Electric Capital Corporation.

      10.20* Equipment Lease Agreement dated February 19, 1998 by and between Azurel Ltd. and The CIT Group/Equipment Financing.

      21.1**             Subsidiaries of the Registrant.

      24.1**             Power of Attorney (included with signature page).

      27.1***            Financial Data Schedule

----------
*     Filed herewith.
** Incorporated by Reference from the Company's Registration Statement filed with the Securities and Exchange Commission on July 30, 1997.
***   Previously filed.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AZUREL LTD.

                                             By: /S/ GERARD SEMHON
                                             Gerard Semhon, Chief Executive
                                             Officer and Chairman of the Board


           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       SIGNATURE         TITLE                                DATE
       ---------         -----                                ----

/S/ GERARD SEMHON        Chief Executive Officer and        April 28, 1998
Gerard Semhon              Chairman of the Board

/S/ CONSTANTINE BEZAS    President and Director             April 28, 1998
Constantine Bezas

/S/ FRANK DESIMONE       Executive Vice President, Chief    April 28, 1998
Frank DeSimone             Financial Officer and Director

/S/ JOSEPH TRUITT BELL   Executive Vice President           April 28, 1998
Joseph Truitt Bell         and Director

/S/ VAN CHRISTAKOS       Secretary, Treasurer               April 28, 1998
Van Christakos             and Director

                         Director                           April 28, 1998
Kay Shortway

                         Director                           April 28, 1998
Norman Grief