Form 10QSB
period 1998-03-31
AZUREL LTD
filed 1998-05-20
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ------------  to --------------

         Commission file number:    333-15127
                                    ---------

                          AZUREL LTD. AND SUBSIDIARIES
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                        13-3842844
           --------                                        ----------
 State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                        Identification No.)

                        509 MADISON AVENUE, NEW YORK, NY
            -------------------------------------------------------
            10022 (Address of principal executive office) (Zip Code)

                                 (212) 317- 0712
                -------------------------------------------------
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X            No
                       -----             -----

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 12, 1998 was 5,293,745 shares.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----


                                                                          Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets                                            1
     Consolidated Statements of Operations                                  2
     Consolidated Statements of Cash Flows                                 3-4
     Notes to Financial Statements                                          5

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                                     6-7

PART II - OTHER INFORMATION                                                 8
Item 6 - Exhibits and reports on Form 8-K                                   8

SIGNATURE                                                                   9

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                          March 31,       December 31,
                                                             1998             1997
                                                         -------------    --------------
                                                         (Unaudited)
                                     ASSETS
                                     -------
CURRENT ASSETS:
    Cash                                                     $      --      $   414,731
    Restricted cash                                                 --          290,521
    Accounts receivable, net of allowance for
        doubtful accounts of $60,000                           1,744,015      1,985,232
    Inventories                                                1,847,050      1,882,807
    Prepaid expenses and other current assets                    251,726        262,886
    Due from stockholders and related parties                    232,921        232,921
                                                             -----------    -----------
        TOTAL CURRENT ASSETS                                   4,075,712      5,069,098

FURNITURE AND EQUIPMENT                                        1,489,101      1,462,580
                                                             -----------    -----------

INTANGIBLES                                                    3,080,500      3,137,248
                                                             -----------    -----------

OTHER ASSETS
    Due from related party                                       106,000        135,000
    Deferred financing costs                                      35,700         35,700
                                                             -----------    -----------
                                                                 141,700        170,700

                                                             $ 8,787,013    $ 9,839,626
                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                 $ 1,075,911    $ 1,133,393
    Accounts payable                                             677,327        819,514
    Accrued expenses and other liabilities                       330,871        436,899
    Customer advances                                             55,960        104,145
    Current portion of long-term debt                            652,333        634,294
    Due to related parties                                       154,574        269,916
                                                             -----------    -----------
        TOTAL CURRENT LIABILITIES                              2,946,976      3,398,161
                                                             -----------    -----------

LONG-TERM DEBT                                                 1,444,706      1,623,757
                                                             -----------    -----------

STOCKHOLDERS'  EQUITY:
    Preferred stock, $.001 par value, authorized
      1,000,000, none issued or outstanding                         --             --
    Common stock, $.001 par value, authorized
     24,000,000 shares, issued and outstanding
      5,293,745 shares                                             5,294          5,294
    Additional paid-in-capital                                 7,438,001      7,438,001
    Accumulated deficit                                       (3,032,207)    (2,609,830)
    Cumulative translation adjustment                            (13,582)       (13,582)
    Stock subscription receivable                                 (2,175)        (2,175)
                                                             -----------    -----------
        TOTAL STOCKHOLDERS'  EQUITY                            4,395,331      4,817,708
                                                             -----------    -----------

                                                             $ 8,787,013    $ 9,839,626

                                                             ===========    ===========


                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                     Three Months ended Mar. 31,
                                                     ---------------------------
                                                       1998             1997
                                                       ----             ----
                                                            (Unaudited)

NET SALES                                        $    2,989,289   $   2,733,182

COST OF GOODS SOLD                                    2,133,359       2,107,510
                                                 --------------    -------------
GROSS PROFIT                                            855,930         625,672

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,179,442         959,628
                                                 --------------    -------------
LOSS FROM OPERATIONS                                   (323,512)      ( 333,956)

INTEREST EXPENSE                                         98,865         131,189

NET LOSS                                         $     (422,377)  $    (465,145)
                                                 ===============  ==============

NET LOSS PER COMMON SHARE,
     BASIC AND ASSUMING DILUTION                 $       (0.$8)   $       (0.12)
                                                 ===============  ==============


WEIGHTED AVERAGE COMMON SHARES                       5,293,745        3,878,747
                                                 ===============  ==============




                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                      Three Months Ended Mar. 31
                                                      --------------------------
                                                          1998              1997
                                                          -----            -----
                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                            $(422,377)   $(465,145)
                                                         ---------    ---------

     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation                                      83,363       43,767
          Amortization                                      50,610       40,527
          Amortization of deferred financing
               costs                                          --         14,189
     Changes in assets and liabilities:
          Decrease (increase) in accounts
               receivable                                  241,217     (117,267)
          Decrease (increase) in inventories                35,757      (83,645)
          Decrease in prepaid expenses and
               other                                        11,160        1,495
          Decrease in other assets                          35,138       36,496
          (Decrease) increase in accounts
               payable and accrued expenses               (278,289)     269,133
          (Decrease) increase in customer advances         (48,185)        --
          (Decrease) increase in related party
               loans                                      (115,342)        --
                                                         ---------    ---------

          NET CASH USED IN OPERATING ACTIVITIES           (406,948)    (260,450)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of property and equipement             (109,884)        --
                                                         ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES           (109,884)        --
                                                         ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
          Increase (decrease) in cash overdraft             30,074      (10,635)
          (Increase) decrease in restricted cash           290,521         --
          (Increase) decrease in deferred
               financing costs                                --        (30,369)
          (Increase) decrease in deferred
               registration costs                             --         (5,585)
          (Decrease) increase  in long-term debt           (39,396)     424,000
          (Decrease) in capital lease obligations              (47)      (3,941)
          Payment of long-term debt                       (179,051)     (48,304)
                                                         ---------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        102,101      325,166
                                                         ---------    ---------

     NET (DECREASE) INCREASE  IN CASH                     (414,731)      64,716

     CASH, beginning of period                             414,731         --
                                                         ---------    ---------
     CASH, end of period                                 $    --      $  64,716
                                                         =========    =========



                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                      Three Months Ended Mar. 31

                                                         1998              1997
                                                         ----              ----
                                                                 (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
          Cash paid for Interest                   $    108,835       $   52,727
                                                   ============       ==========







                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        THREE MONTHS ENDED MARCH 31, 1998
                        ---------------------------------

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements as of March 31, 1998 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 1998.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       REVOLVING CREDIT FACILITY
         -------------------------

         On February 6, 1998, the Company refinanced their borrowing arrangement with Finova Capital Corporation. The line of credit was increased to $3,500,000 and bears interest at 2.5% per annum above the existing prime rate. Borrowings are secured by trade receivables, inventories and a second lien on machinery and equipment. The agreement expires in February 2000.

3.       EQUIPMENT FINANCING
         -------------------

         On March 17, 1998, the Company entered into an agreement with The CIT Group for financing of machinery and equipment purchases. The total financing will be $260,000 at approximately 10.5% over a 60 month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS
-----------------------------------------------

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

FOR THE THREE MONTHS ENDED MARCH 31, 1998
-----------------------------------------

Azurel, through its wholly-owned subsidiaries, manufactures, markets, and sells private label cosmetics, fragrances and skincare products. Prior to the completion of the acquisitions of the subsidiaries, Azurel focused its operations on negotiating and consummating such acquisitions and developing and implementing marketing strategies for its Branded Products.

In August 1996, Azurel acquired the stock of Private Label Group (PLC), and in October 1996, Azurel acquired the stock of Scent Overnight (currently Scent 1-2-3).

RESULTS OF OPERATIONS.
----------------------

Total revenues for the three months ended March 31, 1998 were $2,989,289 compared to $2,733,182 for the three months ended March 31, 1997. This increase is attributable to an increase in sales at the company's Azurel Marketing division.

Cost of sales was $2,133,359 and $2,107,510 for the three months ended March 31, 1998 and the three months ended March 31, 1997, respectively. Gross profit as a percentage of revenue was 28.6% for the three months ended March 31, 1998 and 22.9% for the three months ended March 31, 1997. The improvement in gross profit percentage in the quarter ended March 31, 1998 was due to, a more profitable product mix, operating efficiencies and improved cost controls.

Selling, general and administrative expenses for the three months ended March 31, 1998 and the three months ended March 31, 1997 were $1,179,442 and $959,628, respectively. The increase in selling, general and administrative expenses was due primarily to expenses associated with the Azurel division, including salary, product development and marketing costs.

For the three months ended March 31, 1998 and the three months ended March 31, 1997, the Company's net income included non-cash expenses of $133,973 and $98,483, respectively. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

Interest expense was $98,865 for the three months ended March 31, 1998 and $131,189 for the three months ended March 31, 1997. This represents interest expense incurred for normal PLC operations. The decrease is attributable to debt reductions due to funds obtained from the initial public offering in August 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through a combination of debt and equity financings. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants which resulted in approximately $4,800,000 to the Company.

In December 1997, the company secured a four year term loan of $800,000 at 11.3% with GE Capital. This loan is secured by the Company's machinery and equipment.

In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation until February 2000. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment.

In March 1998, the Company secured a 5 year term loan of $260,000 at a rate of approximately 10.5% with The CIT Group which is secured by new equipment and machinery.

Cash used in operations for the first quarter 1998 was $406,948 as compared to $260,450 for the first quarter 1997. The increase was due primarily to losses before depreciation and amortization of $288,404, the payment of the second and last installments of the amount due for the purchase of Cambridge Business Services, the continued reduction in accounts payable and accrued expenses, partially offset by a reduction in accounts receivable.

For the three months ended March 31, 1998, the Company used cash provided by the CIT loan to purchase machinery and equipment in the amount of $109,884.

Cash provided through financing activities for the first quarter 1998 was $102,101 as compared to $325,166 for the first quarter 1997. The decrease was primarily attributable to the semi-annual payment of the note to the previous owners of PLC offset by the release of restricted funds held by Finova Capital Corporation as security against the revolving line of credit.

Cash availability as of March 31, 1998, against the Finova revolving line of credit was approximately $235,000. Management believes that the current lines of credit with Finova Capital Corporation, GE Capital and The CIT Group are sufficient to support the working capital needs of the company, however, the company is considering a small private placement to support future expansion.

PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
(a.)      EXHIBIT          DESCRIPTION
          -------          -----------
            27             Financial Data Schedule

(b.)      Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AZUREL LTD. AND SUBSIDIARIES




                                                         /S/ GERARD SEMHON
                                                         -----------------------
                                                         Gerard Semhon
                                                         Chief Executive Officer



                                                        /S/ FRANK DESIMONE
                                                        ------------------------
                                                        Frank Desimone
                                                        Chief Financial Officer



Dated : May 20, 1998