Form 10QSB
period 1998-06-30
AZUREL LTD
filed 1998-08-14
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                        Commission file number: 333-15127

                                   AZUREL LTD.
                                   -----------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                      13-3842844
             --------                                      ----------
   State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                        Identification No.)

                     509 MADISON AVENUE, NEW YORK, NY 10022
                     --------------------------------------
                              (Address of principal
                          executive office) (Zip Code)

                                 (212) 317- 0712
                                 ---------------
               (Registrant's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of July 31, 1998 was 5,318,745 shares.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----


                                                                      Page
                                                                     Number
                                                                    --------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheets                                       1
      Consolidated Statements of Operations                             2
      Consolidated Statements of Cash Flows                           3-4
      Notes to Financial Statements                                     5

Item 2 - Management's Discussion and Analysis or
      Plan of Operation                                               6-8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders            9
Item 5 - Other Information                                              9
Item 6 - Exhibits and reports on Form 8-K                              10

SIGNATURE                                                              11

                          AZUREL LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,          December 31,
                                                                   1998                1997
                                                              ---------------    -----------------
                                                               (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                           $    39,656    $   414,731
     Restricted cash                                                       --          290,521
     Accounts receivable, net of allowance for
         doubtful accounts of $60,000                                 1,901,287      1,985,232
     Inventories                                                      2,255,919      1,882,807
     Prepaid expenses and other current assets                          206,856        262,886
     Due from stockholders and related parties                          155,167        232,921
                                                                    -----------    -----------
         TOTAL CURRENT ASSETS                                         4,558,885      5,069,098

FURNITURE AND EQUIPMENT                                               1,657,842      1,462,580
                                                                    -----------    -----------

INTANGIBLES                                                           3,029,890      3,137,248
                                                                    -----------    -----------

OTHER ASSETS
     Due from related party                                             135,000        135,000
     Deferred financing costs                                            35,700         35,700
                                                                    -----------    -----------
                                                                        170,700        170,700

                                                                    $ 9,417,317    $ 9,839,626
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                       $ 1,303,130    $ 1,133,393
     Notes payable                                                      349,457
     Accounts payable                                                 1,186,287        819,514
     Accrued expenses and other liabilities                             200,811        436,899
     Customer advances                                                   57,760        104,145
     Current portion of long-term debt                                  703,203        634,294
     Due to related parties                                             119,933        269,916
                                                                    -----------    -----------
         TOTAL CURRENT LIABILITIES                                    3,920,581      3,398,161
                                                                    -----------    -----------

LONG-TERM DEBT                                                        1,351,091      1,623,757
                                                                    -----------    -----------

STOCKHOLDERS'  EQUITY:
     Preferred stock, $.001 par value, authorized 1,000,000, none
         issued or outstanding                                             --             --
     Common stock, $.001 par value, authorized 24,000,000 shares,
         issued and outstanding 5,293,745 shares                          5,294          5,294
     Additional paid-in-capital                                       7,438,001      7,438,001
     Accumulated deficit                                             (3,281,893)    (2,609,830)
     Cumulative translation adjustment                                  (13,582)       (13,582)
     Stock subscription receivable                                       (2,175)        (2,175)
                                                                    -----------    -----------
         TOTAL STOCKHOLDERS'  EQUITY                                  4,145,645      4,817,708
                                                                    -----------    -----------

                                                                    $ 9,417,317    $ 9,839,626
                                                                    ===========    ===========




                       See notes to financial statements.

                       AZUREL LTD. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                Three Months ended June 30,   Six Months ended June 30,
                                                ---------------------------   -------------------------
                                                  1998            1997           1998          1997
                                                  ----            ----           ----          ----

NET SALES                                      $ 3,302,062    $ 3,298,286    $ 6,291,351    $ 6,031,468
COST OF GOODS SOLD                               2,190,540      2,562,942      4,323,899      4,670,452
                                               -----------    -----------    -----------    -----------
GROSS PROFIT                                     1,111,522        735,344      1,967,452      1,361,016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,283,163        918,015      2,462,605      1,887,791
                                               -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                              (171,641)      (182,671)      (495,153)      (526,775)
INTEREST EXPENSE                                    78,045        104,542        176,910        235,731
                                               -----------    -----------    -----------    -----------
NET LOSS                                       $  (249,686)   $  (287,213)   $  (672,063)   $  (762,506)
                                               ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE,
     BASIC AND ASSUMING DILUTION               $     (0.05)   $     (0.07)   $     (0.13)   $     (0.20)
                                               ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES                   5,293,745      3,878,747      5,293,745      3,878,747
                                               ===========    ===========    ===========    ===========






                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six Months Ended June 30,
                                                                1998        1997
                                                                ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(672,063)   $(762,506)
                                                              ---------    ---------

     Adjustments to reconcile net loss to net cash
          used in operating activities:
         Depreciation                                          111,556       87,534
         Amortization                                          107,358      101,350
         Amortization of deferred financing costs                 --         35,121

     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable             83,945     (387,516)
         (Increase) decrease in inventories                   (373,112)      81,356
         Decrease in prepaid expenses and other                 56,030        2,990
         Decrease (increase) in other assets                    77,754         (352)
         Increase in accounts payable and accrued expenses     130,685      548,059
         (Decrease) in customer advances                       (46,385)        --
                                                             ---------    ---------

         NET CASH USED IN OPERATING ACTIVITIES                (524,232)    (293,964)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of property and equipment                   (306,818)     (14,795)
                                                             ---------    ---------

         NET CASH USED IN INVESTING ACTIVITIES                (306,818)     (14,795)
                                                             ---------    ---------


CASH FLOW FROM FINANCING ACTIVITIES:
         Increase in cash overdraft                               --          4,674
         Increase in revolving line of credit                  169,737         --
         Increase in notes payable                             418,366         --
         Decrease in restricted cash                           290,521         --
         (Decrease) in related party loans                    (149,983)
         (Increase) in deferred financing costs                   --        (40,869)
         (Increase) in deferred registration costs                --        (11,116)
         Increase in long term debt                               --        571,500
         (Decrease) in capital lease obligation                   --         (8,653)
         Payment of long term debt                            (272,666)    (206,777)
                                                             ---------    ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES             455,975      308,759
                                                             ---------    ---------

NET (DECREASE) IN CASH                                        (375,075)           0

CASH, beginning of period                                      414,731         --
                                                             ---------    ---------

CASH, end of period                                          $  39,656    $       0
                                                             =========    =========


                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                Six months Ended June 30,
                                                                                  1998             1997
                                                                                  ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

         Cash paid for Interest                                                   $188,868     $ 157,269
                                                                                  ========     =========
         Cash paid for Taxes                                                      $   --       $   --
                                                                                  ========     =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:

         Additional stock issued to shareholder as compensation for acquisition   $      0     $      0
                                                                                  ========     =========
         Note issued for the acquisition of Cambridge Business Services           $      0     $      0
                                                                                  ========     =========
         Issuance of common stock through conversion of long-term debt            $      0     $      0
                                                                                  ========     =========
         Issuance of common stock in connection with acquisition of PLC Group     $      0     $      0
                                                                                  ========     =========
         Conversion of debt to common stock                                       $      0     $      0
                                                                                  ========     =========
         Distribution through assumption of long-term debt                        $      0     $      0
                                                                                  ========     =========
         Purchase of equipment through capital lease                              $      0     $      0
                                                                                  ========     =========
         Assumption of debt in connection with acquisition of PLC Group           $      0     $      0
                                                                                  ========     =========
         Stock issued for services                                                $      0     $      0
                                                                                  ========     =========





                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                         SIX MONTHS ENDED JUNE 30, 1998
                         ------------------------------

                                   (UNAUDITED)
                                   -----------


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements as of June 30, 1998 and for the six and three months ended June 30, 1998 and 1997 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 1998.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       REVOLVING CREDIT FACILITY

         On February 6, 1998, the Company refinanced their borrowing arrangement with Finova Capital Corporation. The line of credit was increased to $3,500,000 and bears interest at 2.5% per annum above the existing prime rate. Borrowings are secured by trade receivables, inventories and a second lien on machinery and equipment. The agreement expires in February, 2000.

3.       EQUIPMENT FINANCING

         On March 17, 1998, the Company entered into an agreement with The CIT Group for financing of machinery and equipment purchases. The total financing will be $260,000 at approximately 10.5% over a 60 month period.

4.       BEN RICKERT, INC. ACQUISITION

         On July 31, 1998, the Company acquired the assets of Ben Rickert, Inc., a manufacturer and distributor of cosmetics, fragrances and gift items, for $1.5 million. The acquisition was financed by $150,000 in cash, obtained after June 30, and a $1,350,000 note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

         FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

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

         FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Azurel, Ltd., hereinafter "Azurel", through its wholly-owned subsidiaries, manufactures, markets, and sells private label cosmetics, fragrances and skincare products. Prior to the completion of the acquisitions of the subsidiaries, Azurel focused its operations on negotiating and consummating such acquisitions and developing and implementing marketing strategies for its Branded Products.

         In August 1996, Azurel acquired the stock of Private Label Group (PLC), and in October 1996, Azurel acquired the stock of Scent Overnight (currently Scent 1-2-3).

         On July 31, 1998, a wholly owned subsidiary of Azurel acquired the assets of Ben Rickert, Inc. ("Ben Rickert"), a 23-year old cosmetic company, for $1.5 million. The acquisition of Ben Rickert, with 1997 sales of $13 million, is expected to help Azurel more than double its core business. Azurel expects to enjoy numerous advantages, such as transferring some of Ben Rickert's out source manufacturing to PLC, as well as reducing overhead by combining several departments. Additionally, the acquisition allows Azurel to enter the soap manufacturing business and affords the company more clout with `key accounts' retailers for other Azurel product lines.

         RESULTS OF OPERATIONS.

         Total revenues for the six and three months ended June 30, 1998 were $6,291,351 and $3,302,062, respectively, compared to $6,031,468 and
         $3,298,286 for the six and three months ended June 30, 1997. This increase is attributable to an increase in sales at the company's Azurel Marketing division.

         Cost of sales was $4,323,899 and $2,190,540 for the six and three months ended June 30, 1998 and $4,670,452 and $2,562,942 for the respective periods ended June 30, 1997. Gross profit as a percentage of revenue was 33.7% and 31.3% for the six and three months ended June 30, 1998 and 22.6% and 22.3% for the corresponding periods ended June 30, 1997. The improvement in gross profit percentage in 1998 was due to a more profitable product mix, operating efficiencies and improved cost controls.

         Selling, general and administrative expenses for the six months and three months ended June 30, 1998 were $2,462,605 and $1,283,163 as compared to $1,887,791 and $918,015 for the six months and three months ended June 30, 1997. The increase in selling, general and administrative expenses was primarily attributable to expenses associated with the Azurel division, including salaries, product development, marketing costs and administrative costs associated with a public company.

         For the six months and three months ended June 30, 1998, the Company's net income included non-cash expenses of $218,914 and $84,941, respectively. For the same periods in 1997, the Company's net income included non-cash expenses of $224,005 and $125,522. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

         Interest expense was $176,910 for the six months ended June 30, 1998 and $78,045 for the three months ended June 30, 1998, compared to $235,731 for the six months and $104,542 for the three months ended June 30, 1997. This represents interest expense incurred for normal PLC operations. The decrease is attributable to debt reductions resulting from funds obtained from the initial public offering in August 1997.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The company's primary source of liquidity is accounts receivable of $1,901,287 and inventory of $2,255,919.

         The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants which resulted in net proceeds of approximately $4,800,000 to the Company.

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

         In March 1998, the Company obtained a 5-year term loan of $260,000, secured by new equipment and machinery, at a rate of approximately 10.5%, with The CIT Group.

         Cash used in operations for the first six months of 1998 was $524,232 as compared to $293,964 for the first six months of 1997. Cash was used in 1998 to fund losses before depreciation and amortization of $453,149 and a significant increase in inventory component purchases, partially offset by a reduction in accounts receivable and other assets.

         For the six months ended June 30, 1998, the Company used cash provided by the CIT loan to purchase machinery and equipment in the amount of $272,112.

         Cash provided through financing activities for the first six months of 1998 was $455,975 as compared to $308,759 for the first six months of 1997. The increase was primarily attributable to the release of restricted funds held by Finova Capital Corporation as security against the revolving line of credit and the financing of equipment purchases, partially offset by paying down the note to the previous PLC owners.

         Cash availability as of June 30, 1998, against the Finova revolving line of credit was approximately $170,000. Management believes that the current lines of credit with Finova Capital Corporation, GE Capital and The CIT Group are sufficient to support the working capital needs of the company.

         The July 31, 1998 acquisition of Ben Rickert, Inc. was consummated through Summit Bank for a combination of $1.5 million, comprised of $150,000 in cash and $1,350,000 in short term notes.

         PART II - OTHER INFORMATION
         ---------------------------

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Company held its annual meeting of stockholders on May 28, 1998. The purpose of the meeting was to vote for the election of six directors and to ratify the appointment of Feldman Sherb Ehrlich & Co., P.C. as the Company's independent certified public accountants. The following six persons were elected to serve as directors of the corporation for the ensuing year: Gerard Semhon, Constantine Bezas, Joseph Truitt Bell, Frank DeSimone, Kay Shortway and Norman Grief. There were 3,021,269 votes cast in favor, 2,272,476 votes withheld and 0 votes against each of the above-named directors. The appointment of Feldman Sherb Ehrlich & Co., P.C. as the Company's independent certified public accountants was approved by the following vote:
         3,021,269 in favor, 0 against and 2,272,476 abstentions.

         Item 5. OTHER INFORMATION
                 -----------------

         On July 31, 1998, the Company completed the acquisition of the assets of Ben Rickert, Inc. ("Rickert"), a New Jersey corporation. The acquisition was completed and the assets were acquired by Ben Rickert Corp., a wholly-owned subsidiary of the Company, from Summit Bank. Summit Bank, a secured creditor, took possession of the assets through foreclosure proceedings as a result of various defaults by Rickert. As consideration for the assets, the Company paid Summit Bank $150,000 at the closing and gave Summit Bank a promissory note for $1,350,000 due October 30, 1998. The note is secured by all of the assets of Ben Rickert Corp.

         The financial statements required to be filed pursuant to Item 7 of Form 8-K are not in this report on Form 10-QSB. The Company shall provide such financial statements by amendment within 60 days from the date that this Form 10-QSB is filed with the Securities and Exchange Commission.

         On August 12, 1998, the Company sold 1,500 shares of its Series A Convertible Preferred Stock for an aggregate purchase price of $1,500,000. The Series A Convertible Preferred Stock is convertible into shares of the Company's Common Stock at the lesser of: (i) $2.00 per share, or (ii) 75% of the closing bid price of a share of the Company's Common Stock, defined as taking the average of the three lowest closing bid prices for the twenty consecutive days prior to the conversion. The purchasers were also issued warrants to purchase 562,500 shares of the Company's Common Stock at an exercise price of $1.96. The Series A Convertible Preferred Stock purchasers were granted the right, between February 12, 1999 and August 12, 2000, to purchase an additional 3,000 shares of Series A Convertible Preferred Stock and 1,125,000 warrants to purchase shares of the Company's Common Stock on the same terms and conditions as set forth above.

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a.) EXHIBIT    DESCRIPTION

               27       Financial Data Schedule

               99.1 Agreement of Sale dated July 31, 1998 by and between Azurel Ltd., Ben Rickert Corp. and Summit Bank, et al.

               99.2     Promissory Note dated July 31, 1998.

               99.3     Security Agreement dated July 31, 1998.

               99.5     Form of Securities Purchase Agreement dated
                        August 12, 1998.

               99.6 Certificate of Designation of Series A Convertible Preferred Stock


         (b.)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     AZUREL LTD. AND SUBSIDIARIES




                                              /S/ Gerard Semhon
                                              -----------------
                                              Gerard Semhon
                                              Chief Executive Officer



                                              /S/ Frank DeSimone
                                              ------------------
                                              Frank Desimone
                                              Chief Financial Officer



     Dated : August 14, 1998