Form 10QSB/A
period 1998-06-30
AZUREL LTD
filed 1998-09-30
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-QSB / A-1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________ to ______________

     Commission file number:  333-15127
                              ---------

                                   AZUREL LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                         13-3842844
-------------------------------                        ------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                          Identification No.)

                     509 MADISON AVENUE, NEW YORK, NY    10022
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (212) 317- 0712
                --------------------------------------------------
               (Registrant's telephone number including area code)

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION
        -----------------

Azurel, Ltd. (the "Company") filed with its Form 10-QSB for the quarter ended June 30, 1998, in lieu of a Form 8-K, information on the acquisition of the assets of Ben Rickert, Inc. The Company amends such Form 10-QSB solely to add the financial statements required to be filed pursuant to Item 7 of Form 8-K not previously included on Form 10-QSB in connection with the acquisition and to correct the number of shares of the Company's common stock outstanding as of July 31, 1998. No other changes to the Form 10-QSB are being made by this amendment. The following financial statements and pro forma financial information accompany this amendment:

         Audited Balance Sheet of Ben Rickert, Inc. at April 30, 1998 and 1997 and related Statements of Operations and Retained Earnings and Statements of Cash Flows, Notes to Financial Statements and Independent Auditor's Report.

         Unaudited Balance Sheet of Ben Rickert, Inc. at July 31, 1998 and related Statement of Operations and Retained Earnings and Statement of Cash Flows.

         Unaudited Pro-Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AZUREL LTD. AND SUBSIDIARIES

Dated : September 28, 1998                                /S/ GERARD SEMHON
                                                         ------------------
                                                         Gerard Semhon
                                                         Chief Executive Officer


                                                         /S/ FRANK DESIMONE
                                                         -------------------
                                                         Frank DeSimone
                                                         Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS



BEN RICKERT, INC.:                                                         PAGE
------------------                                                         ----
Independent Auditor's Report                                               F-2
Balance Sheet at April 30, 1998 and 1997                                   F-3
Statement of Operations and Retained Earnings (Deficit) for
the years ended April 30, 1998 and 1997                                    F-4
Statement of Cash Flows for the years ended April 30, 1998
and 1997                                                                   F-5
Notes to Financial Statements                                              F-6
Unaudited Financial Statements:
Balance Sheet at July 31, 1998                                             F-10
Statement of Operations and Retained Earnings (Deficit) for
the three months ended July 31, 1998                                       F-11
Statement of Cash Flows for the three months ended July 31,
1998                                                                       F-12
UNAUDITED PRO-FORMA FINANCIAL STATEMENTS:
-----------------------------------------
Report on Pro-forma Financial Statements                                   F-13
Pro-forma Condensed Balance Sheet                                          F-14
Pro-forma Condensed Interim Statement of Operations                        F-15
Pro-forma Condensed Annual Statement of
Operations                                                                 F-16
Notes to Pro-forma Financial Statements                                    F-17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Ben Rickert, Inc.
Wayne, New Jersey

         We have audited the accompanying balance sheets of Ben Rickert, Inc. as of April 30, 1998 and 1997, and the related statements of operations and retained earnings and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ben Rickert, Inc. at April 30, 1998 and 1997, and the results of its operations and retained earnings and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company is in technical default of its existing loan agreement and is experiencing difficulty in generating cash flow to meet its obligations and sustain its operation, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                           /s/ Feldman Sherb Ehrlich & Co., P.C.
                                           -------------------------------------
                                           Feldman Sherb Ehrlich & Co., P.C.
                                           Certified Public Accountants

New York, New York
September 16, 1998

                               BEN RICKERT, INC.
                               -----------------

                                 BALANCE SHEET
                                 -------------

                                                                        April 30,
                                                            -----------------------------
                                                                 1998            1997
                                                            -------------   -------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                      $    44,629    $    42,409
   Accounts receivable  net of allowance for doubtful
           accounts of $10,000 in 1998 and $15,000 in 1997       633,672         852601
   Inventory                                                   3,910,590      3,349,031
   Prepaid expenses and other current assets                     386,974        368,991
                                                             -------------  -------------

           Total current assets                                4,975,865      4,613,032

PLANT AND EQUIPMENT- NET:                                        572,190        622,105
                                                             -------------  -------------

                                                             $ 5,548,055    $ 5,235,137
                                                             =============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Note payable - bank                                       $ 3,920,763    $ 2,114,580
   Accounts payable                                            1,360,864        944,589
   Payroll taxes payable                                          43,683         54,862
   Accrued liabilities                                            65,006         57,122
                                                             -------------  -------------

           Total current liabilities                           5,390,316      3,171,153
                                                             -------------  -------------

SHAREHOLDER'S LOAN                                             1,021,292      1,017,292

COMMITMENTS AND CONTINGENT LIABILITIES                                 0              0

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value
          150 shares issued and outstanding                        5,000          5,000
   Additional paid in capital                                    825,000              0
   Retained earnings (deficit)                                (1,693,553)     1,041,692
                                                             -------------  -------------

          Total stockholders' equity (deficit)                  (863,553)     1,046,692
                                                             -------------  -------------

                                                             $ 5,548,055    $ 5,235,137



                       See notes to financial statements

                               BEN RICKERT, INC.
                               -----------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------


                                                       Year ended April 30,
                                                  -----------------------------
                                                        1998           1997
                                                  ------------     ------------

NET SALES                                         $ 10,856,515     $ 13,235,034

Cost of Goods sold                                   8,686,742        9,085,489
                                                  ------------     ------------

GROSS PROFIT                                         2,169,773        4,149,545
                                                  ------------     ------------

OPERATING EXPENSES:
        Selling                                      2,609,468        2,665,932
        Shipping                                       646,069          821,056
        General and administrative                   1,246,709        1,036,763
                                                  ------------     ------------
                Total operating expenses             4,502,246        4,523,751
                                                  ------------     ------------

OPERATING INCOME (LOSS)                             (2,332,473)        (374,206)

OTHER INCOME (EXPENSE):
        Interest                                      (402,772)        (322,326)
        Miscellaneous                                        0          (19,020)
                                                  ------------     ------------

NET LOSS                                            (2,735,245)        (715,552)

Corporate Sub-Chapter S Distribution                         0          (50,239)

Retained earnings, beginning of year                 1,041,692        1,807,483
                                                  ------------     ------------

RETAINED EARNINGS (DEFICIT), END OF YEAR          $ (1,693,553)      $1,041,692
                                                  ============     ============






                       See notes to financial statements

                                BEN RICKERT, INC.
                                -----------------

                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                             Year ended April 30,
                                                       -----------------------------
                                                             1998            1997
                                                       -------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                          $ (2,735,245)    $ (715,552)

      Adjustments to reconcile net loss to net
          cash provided (used) by operating
          activities:
               Depreciation and amortization                  92,431        146,599
                Loss on sale of fixed assets                                 19,322

      Change in assets and liabilities
          (Increase) decrease in accounts receivable         218,929       (395,576)
          (Increase) in inventory                           (561,559)      (185,717)
          (Increase) in prepaid expenses and
               other current assets                          (17,983)      (211,877)
          Increase in accounts payable                       416,275         13,988
          (Decrease) in wages payable                              0       (237,915)
          Increase (decrease) in payroll taxes payable       (11,179)         8,466
          Increase (decrease) in accrued liabilities           7,884        (64,036)
                                                        ------------     ----------

      NET CASH USED IN OPERATING ACTIVITIES               (2,590,447)    (1,622,298)
                                                         -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed asset                                (42,516)      (126,851)
      Sale of fixed asset                                          0          2,306
      Corporate Sub-Chapter S distribution                         0        (50,239)
                                                        ------------     ----------

      NET CASH USED IN INVESTING ACTIVITIES                  (42,516)      (174,784)
                                                         -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (Decrease)  in notes payable                1,806,183      1,581,566
      Increase in paid in capital                            825,000              0
      Increase  (Decrease) in shareholder loan                 4,000        221,000
                                                         -----------    -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES            2,635,183      1,802,566
                                                         -----------    -----------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                         2,220          5,484

CASH AND CASH EQUIVALENTS, beginning of year                  42,409         36,925
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                   $    44,629    $    42,409
                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
      Cash paid during the year for interest             $   386,533    $   322,326
                                                         ===========    ===========
      Cash paid during the year for income taxes         $         0    $         0
                                                         ===========    ===========



                        See notes to financial statements

                               BEN RICKERT, INC.
                               ------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1. BUSINESS
   --------

         Ben Ricket, Inc. (the Company), is engaged in the sale and manufacture of soap and other toileteries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------------------

   A.    INVENTORY - Merchandise inventories, consisting of finished goods and
         ---------
         raw materials, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

   B.    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost.
         ----------------------
         Depreciation and amortization are computed by either the accelerated or straight line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life. Expenditures incurred for maintenance and repairs are charged to expense whereas expenditures for improvements are generally capitalized.

   C.    INCOME TAXES - The Company, with the consent of its stockholders,
         ------------
         elected to be taxed as an S Corporation under the provisions of the Internal Revenue Code and New Jersey State Tax Law which provides that, in lieu of corporation income taxes, the stockholders are required to report their proportionate share of the Company's taxable income or loss on their personal tax returns. Other state and local taxes are included in operating, general and administrative expenses.

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109,
         "Accounting for Income Taxes".

   D.    FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About
         -----------------------------------
         Fair Value of Financial Instruments" requires disclosure about the fair value of financial instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes payable, and accounts payable approximate fair value because of the short-term maturity of these financial statements.

   E.    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The
         -----------------------------------------------------------
         preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asserts and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   F.    RECENT ACCOUNTING PRONOUNCEMENT - In March 1995, the Financial
         -------------------------------
         Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has determined that the impact of adopting this new standard would be immaterial..

3. PROPERTY AND EQUIPMENT
   ----------------------

         Major classes of property and equipment are as follows: 1998 1997


Machinery and equipment                             $  1,601,147   $  1,601,147
Automobiles                                               54,478        181,735
Furniture, fixture and equipment                       1,269,397      1,284,008
Leasehold improvements                                   591,294        499,112
                                                    ------------    -----------
                                                       3,516,316      3,566,002
Accumulated depreciation                              (2,944,126)    (2,943,897)
                                                    ------------    -----------
                                                    $    572,190   $    622,105
                                                    ============   ============

4. LINES OF CREDIT
   ---------------

         The Company has a line of credit with a bank under a revolving loan agreement which is secured by the Company's accounts receivable and inventory. The maximum amount available under this loan agreement was $8,000,000. The note bears interest at the bank's base rate. This line of credit expires on May 31, 1998.

         The agreement further states the declaration of dividends or distribution of equity to the shareholders is limited to the earnings taxable to the shareholders under the Sub-Chapter S election. Borrowings outstanding under the Credit Agreement were $3,920,763 at April 30, 1998.

         Outstanding letters of credit established to facilitate international merchandise purchases amounted to $34,000 and $105,000 at April 30, 1998 and 1997, respectively.

5. COMMITMENTS
   -----------

         The Company leases its operating and administrative facility from its major stockholder at an annual rental of approximately $853,000 plus real estate taxes. In addition, the Company leases operating equipment from its stockholder at an annual rental of approximately $61,000.

         Total rent expense charged to operations in 1998 and 1997 were $914,400 and $1,000,000, respectively

6. RELATED PARTY TRANSACTIONS
   --------------------------

         As discussed in Note 5, the Company leases its operating and administrative facility and certain operating equipment, from its majority shareholder.

         Under the provision of the revolving loan agreement, the majority shareholder, as guarantor, has agreed to subordinate its loan in the amount of $1,425,000. This shareholder loan bears no defined repayment terms. The subordinated debt is offset by prepaid rent and security deposits in the amount of $403,708.

7. EMPLOYEE PROFIT-SHARING PLAN
   ----------------------------

         The Company has a voluntary noncontributory profit-sharing plan which complies with the Employee Retirement Income Security Act of 1974. There were no contributions for the years ended April 30, 1998 and 1997.

8. MAJOR CUSTOMERS
   ---------------

         The Company had sales to two major customers which amounted to approximately 81% of the gross sales for the fiscal year ended April 30, 1998 and 58% of the gross sales for fiscal year ended April 30, 1997.

9. GOING CONCERN
   -------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the financial statements, the Company experienced significant losses for the years ended April 30, 1998 and 1997. Additionally, the Company has had significant cash shortfalls from operations.

         Furthermore, the Company was in violation of covenants continued in its loan agreement. In this regard, the Company had entered into a Forbearance Amendment Agreement in February 1998 due to its inability to satisfy the conditions of its loan agreement under which the bank agreed to forbear action to May 31, 1998, without waiving any of its rights. The Company is also experiencing cash flow problems as a result of the more stringent borrowing requirements under the Forbearance and Amendment Agreement.

10 SUBSEQUENT EVENT
   ----------------

         On July 31, 1998, Ben Rickert, Corp., a wholly-owned subsidiary of Azurel, Ltd., a publicly traded company, acquired substantially all of the assets of the Company from Summit Bank, the Company's secured lender, for a purchase price of $1,500,000. Under the agreement, the $1,500,000, in cash and a note, was paid directly to the bank. Immediately prior to the asset sale, the Company surrendered its assets to the bank as a result of various defaults existing under the Company's loan agreement with the bank. The balance of approximately $2,100,000 owed under the loan agreement was assumed by the stockholders.

                                BEN RICKERT, INC.
                                -----------------

                                  BALANCE SHEET
                                  -------------

                                  JULY 31, 1998
                                  -------------

                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:
      Cash                                                          $    15,056
      Accounts receivable-  net                                         384,143
      Inventory                                                       3,103,930
      Prepaid expenses and other current assets                          54,919
                                                                    -----------

          Total current assets                                        3,558,048

PLANT AND EQUIPMENT- NET:                                               550,249
                                                                    -----------

                                                                    $ 4,108,297
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
      Note payable - bank                                           $ 3,642,364
      Accounts payable                                                1,361,301
      Payroll taxes payable                                              88,467
      Accrued liabilities                                                45,000
                                                                    -----------

          Total current liabilities                                   5,137,132
                                                                    -----------

SHAREHOLDER'S LOAN                                                    1,062,534

COMMITMENTS AND CONTINGENT LIABILITIES                                        0

STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock, no par value
          150 shares issued and outstanding                               5,000
      Additional paid in capital                                        825,000
      Retained earnings (deficit)                                    (2,921,369)
                                                                    -----------

          Total stockholders' equity (deficit)                       (2,091,369)
                                                                    -----------

                                                                    $ 4,108,297
                                                                    ===========


                                BEN RICKERT, INC.
                                -----------------

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  ---------------------------------------------

                        THREE MONTHS ENDED JULY 31, 1998
                        --------------------------------

                                   (Unaudited)


NET SALES                                                           $ 1,023,236

COST OF GOODS SOLD                                                    1,447,831
                                                                    -----------

GROSS PROFIT                                                           (424,595)
                                                                    -----------

OPERATING EXPENSES:
       Selling                                                          425,879
       Shipping                                                          46,310
       General and administrative                                       246,957
                                                                    -----------
             Total operating expenses                                   719,146
                                                                    -----------

OPERATING INCOME                                                     (1,143,741)

OTHER INCOME (EXPENSE):
       Interest                                                         (89,701)
       Miscellaneous                                                      5,626
                                                                    -----------

NET LOSS                                                             (1,227,816)

Retained earnings (deficit), May 1, 1998                             (1,693,553)
                                                                    ===========
Retained earnings (deficit), July 31, 1998                          $(2,921,369)
                                                                    ===========

                                BEN RICKERT, INC.
                                -----------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                        THREE MONTHS ENDED JULY 31, 1998
                        --------------------------------

                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $(1,227,816)

      Adjustments to reconcile net loss to net
          cash provided (used) by operating
          activities:
               Depreciation and amortization                             21,941

      Change in assets and liabilities
          Decrease in accounts receivable                               249,529
          Decrease in inventory                                         806,660
          Decrease in prepaid expenses and
               other current assets                                     332,055
          Increase in accounts payable                                      437
          Increase in payroll taxes payable                              44,784
          (Decrease) in accrued liabilities                             (20,006)
                                                                    -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                         207,584
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                         0

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     0
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease)  in note payable                                      (278,399)
      Increase  in shareholder loan                                      41,242
                                                                    -----------

      NET CASH USED IN FINANCING ACTIVITIES                            (237,157)
                                                                    -----------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                                  (29,573)

CASH AND CASH EQUIVALENTS, beginning of year                             44,629
                                                                    -----------

CASH AND CASH EQUIVALENTS, end of year                              $    15,056
                                                                    ===========



                AZUREL, LTD. AND SUBSIDIARIES/ BEN RICKERT, INC.

                          UNAUDITED PRO-FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


         The following unaudited pro-forma condensed consolidated balance sheet presents the pro-forma financial position of Azurel, Ltd. and Subsidiaries (Azurel) at June 30, 1998, as if the acquisition of Ben Rickert, Inc. had been made as of June 30, 1998.

         The unaudited pro-forma condensed consolidated statements of operations for the six months ended June 30, 1998 and the year ended December 31, 1997 reflect the combined results of Azurel and Ben Rickert, Inc. as if the acquisition had occurred on January 1, 1997.

         The unaudited pro-forma condensed consolidated statements of operations do not necessarily represent actual results that would have been achieved had the companies been together from January 1, 1997, nor may they be indicative of future operations. These unaudited pro-forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and notes thereto of the respective companies.

                AZUREL, LTD. AND SUBSIDIARIES/ BEN RICKERT, INC.

            UNAUDITED PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET



                                               Azurel, Ltd.
                                                   and         Ben Rickert,       Pro-Forma Adjustments
                                              Subsidiaries         Inc.           --------------------------
                                                 06/30/98       07/31/98             Dr.            Cr.           Total
                                            ---------------   ------------        ---------      -------    ---------------
                  ASSETS
                  ------

CURRENT ASSETS:
 Cash                                          $     39,656    $     15,056   $           0    $    165,056    $   (110,344)
 Accounts receivable- net                         1,901,287         384,143               0               0       2,285,430
 Inventories                                      2,255,919       3,103,930               0               0       5,359,849
 Prepaid expenses and other current assets          206,856          54,919               0          54,919         206,856
 Due from stockholders and related parties          155,167               0               0               0         155,167
                                               ------------    ------------                                    ------------

   TOTAL CURRENT ASSETS                           4,558,885       3,558,048               0               0       7,896,958

PROPERTY AND EQUIPMENT                            1,657,842         550,249               0         550,249       1,657,842

INTANGIBLES                                       3,029,890               0               0               0       3,029,890

OTHER ASSETS                                        170,700               0               0               0         170,700
                                               ------------    ------------                                    ------------

                                               $  9,417,317    $  4,108,297               0               0    $ 12,755,390
                                               ============    ============                                    ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

CURRENT LIABILITIES:
 Revolving line of credit                      $  1,303,130    $          0    $          0    $          0    $  1,303,130
 Notes payable                                      349,457       3,642,364       3,642,364       1,350,000       1,699,457
 Accounts payable                                 1,186,287       1,361,301       1,361,301               0       1,186,287
 Accrued expenses and other liabilities             258,571         129,709         129,709         800,000       1,058,571
 Current portion of long-term debt                  703,203               0               0               0         703,203
 Due to related parties                             119,933          45,000               0               0         164,933
                                               ------------    ------------                                    ------------
 TOTAL CURRENT LIABILITIES                        3,920,581       5,178,374               0               0       6,115,581
                                               ------------    ------------                                    ------------

LONG-TERM DEBT                                    1,351,091       1,021,292       1,021,292               0       1,351,091
                                               ------------    ------------                                    ------------

EXCESS OF FAIR VALUE OF ACQUIRED ASSETS
 OVER PRICE PAID                                          0               0               0       1,143,073       1,143,073
                                               ------------    ------------                                    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock                                         5,294           5,000           5,000               0           5,294
 Additional paid-in-capital                       7,438,001         825,000         825,000               0       7,438,001
 Accumulated earnings (deficit)                  (3,281,893)     (2,921,369)              0       2,921,369      (3,281,893)
 Cumulative translation adjustment                  (13,582)              0               0               0         (13,582)
 Stock subscription receivable                       (2,175)              0               0               0          (2,175)
                                               ------------    ------------                                    ------------
   TOTAL STOCKHOLDERS' DEFICIT                    4,145,645      (2,091,369)              0               0       4,145,645
                                               ------------    ------------                                    ------------

                                               $  9,417,317    $  4,108,297                                    $ 12,755,390
                                               ============    ============                                    ============


                  See notes to pro-forma financial statements.

                AZUREL, LTD. AND SUBSIDIARIES/ BEN RICKERT, INC.

       UNAUDITED PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                             Azurel, Ltd.
                                          and Subsidiaries  Ben Rickert, Inc.
                                          Six months ended     Six months    Pro-Forma Adjustments
                                                                 ended       --------------------------
                                              06/30/98         07/31/98          Dr.           Cr.           Total
                                           ---------------   ------------    -----------   ------------  ------------

NET SALES                                      $ 6,291,351    $ 2,120,509    $         0    $         0   $ 8,411,860

COST OF GOODS SOLD                               4,323,899      2,864,435              0              0     7,188,334
                                               -----------    -----------                                 -----------

GROSS PROFIT                                     1,967,452       (743,926)             0              0     1,223,526

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     2,462,605      1,321,887              0              0     3,784,492

AMORTIZATION OF DEFERRED CREDIT (INCOME)                 0              0              0        120,000      (120,000)
                                               -----------    -----------                                 -----------

OPERATING INCOME (LOSS)                           (495,153)    (2,065,813)             0              0    (2,440,966)

OTHER EXPENSES                                     176,910        182,853              0         91,695       268,068
                                               -----------    -----------                                 -----------

NET LOSS                                       $  (672,063)   $(2,248,666)   $         0    $   211,695   $(2,709,034)
                                               ===========    ===========    ===========    ===========   ===========

LOSS PER COMMON SHARE                          $     (0.13)                                               $     (0.51)
                                               ===========                                                ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       5,293,745                                                  5,293,745
                                               ===========                                                ===========


                  See notes to pro-forma financial statements.

                AZUREL, LTD. AND SUBSIDIARIES/ BEN RICKERT, INC.

       UNAUDITED PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997



                                             Azurel, Ltd.                      Pro-Forma Adjustments
                                                                               ------------------------
                                          and Subsidiaries  Ben Rickert, Inc.      Dr.           Cr.           Total
                                           ---------------  ----------------   ---------     ----------  ------------

NET SALES                                      $12,481,556    $11,348,766    $         0    $         0   $23,830,322

COST OF GOODS SOLD                               8,607,759      9,295,559              0              0    17,903,318
                                               -----------    -----------                                 -----------

GROSS PROFIT                                     3,873,797      2,053,207              0              0     5,927,004

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     3,896,990      4,470,895              0              0     8,367,885

AMORTIZATION OF DEFERRED CREDIT (INCOME)                 0              0              0        240,000      (240,000)
                                               -----------    -----------                                 -----------

OPERATING INCOME (LOSS)                            (23,193)    (2,417,688)             0              0    (2,200,881)

OTHER EXPENSES                                     475,310        389,533              0        183,389       681,454
                                               -----------    -----------                                 -----------

NET LOSS                                       $  (498,503)   $(2,807,221)   $         0    $   423,389   $(2,882,335)
                                               ===========    ===========    ===========    ===========   ===========

LOSS PER COMMON SHARE                          $     (0.11)                                               $     (0.62)
                                               ===========                                                ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,468,325                                                  4,648,325
                                               ===========                                                ===========


                  See notes to pro-forma financial statements.

                AZUREL, LTD. AND SUBSIDIARIES/ BEN RICKERT, INC.

                     NOTES TO UNAUDITED PRO-FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


A. The following unaudited pro-forma acquisition adjustment is included in the accompanying unaudited pro-forma condensed consolidated balance sheet at June 30, 1998:

   (1) To record the acquisition of certain assets of Ben Rickert, Inc. from its lending bank (which foreclosed on the assets) by Azurel for $150,000 in cash and a $1,350,000 note due on October 30, 1998. Acquisition costs are estimated at $800,000. The excess of fair value of assets acquired over price paid of approximately $1.7 million is allocated first to reduce any long-term assets to zero, with the remaining excess of approximately $1.1 million recorded as a deferred credit, which is amortized into income over its estimated applicable period of five years.

B. The following pro-forma adjustments is included in the accompanying unaudited pro-forma condensed consolidated statements of operations for the year ended December 31, 1997 and the six months ended June 30, 1998:

   (1) To record a reduction of interest expense due to the reduced debt level.

   (2) To record amortization of the deferred credit resulting from the acquisition over its estimated applicable period of five years.