Form 10QSB
period 1998-09-30
AZUREL LTD
filed 1998-11-12
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________to________________

    Commission file number:   333-15127
                              ---------

                                   AZUREL LTD.

--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                             13-3842844
          --------                                             ----------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

                        509 MADISON AVENUE, NEW YORK, NY 10022
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (212) 317- 0712
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 10, 1998 was 5,318,745 shares.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets                                 1
     Consolidated Statements of Operations                       2
     Consolidated Statements of Cash Flows                      3-4
     Notes to Financial Statements                              5-7

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                          8-11

PART II - OTHER INFORMATION

Item 3 - Other Information                                      12
Item 5 - Exhibits and Reports on Form 8-K                       12

SIGNATURE                                                       13

                                  AZUREL LTD. AND SUBSIDIARIES
                                  ----------------------------

                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------



                                                                     September 30, December 31,
                                                                        1998          1997
                                                                     -----------   -----------
                                                                     (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                             $   296,833 $     414,731
    Restricted cash                                                            0       290,521
    Accounts receivable, net of allowance for
       doubtful accounts of $60,000                                    3,045,722     1,985,232
    Inventories                                                        5,095,787     1,882,807
    Prepaid expenses                                                     511,500       262,886
    Due from stockholders and related parties                            122,825       232,921
                                                                      ----------    ----------
       TOTAL CURRENT ASSETS                                            9,072,667     5,069,098

FURNITURE AND EQUIPMENT                                                1,617,180     1,462,580

GOODWILL                                                                 157,889       164,049

OTHER ASSETS
  Formulae                                                             1,972,264     2,086,493
  Customer List                                                          849,127       886,706
  Due from related party                                                 236,357       135,000
  Deferred financing costs                                                35,700        35,700
       TOTAL OTHER ASSETS                                              3,093,448     3,143,899

       TOTAL ASSETS                                                $  13,941,184 $   9,839,626
                                                                   ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                       $   3,083,060 $   1,133,393
    Notes Payable                                                        250,000             0
    Accounts Payable                                                   1,276,387       819,514
    Accrued expenses and other liabilities                             1,220,513       436,899
    Customer advances                                                     56,019       104,145
    Current portion of long-term debt                                    744,122       634,294
    Due to related parties                                         ------------- -------------
       TOTAL CURRENT LIABILITIES                                       6,750,966     3,398,161
                                                                   ------------- -------------

LONG-TERM DEBT                                                         1,408,246     1,623,757
                                                                   ------------- -------------

EXCESS OF FAIR VALUE OF ACQUIRED ASSETS OVER PRICE PAID                  687,891             0

STOCKHOLDERS'  EQUITY:
    Preferred stock, $.001 par value, authorized 1,000,000, none
       issued or outstanding                                           1,237,587             0
    Common stock, $.001 par value, authorized 24,000,000 shares,
       issued and outstanding 5,318,745 shares                             5,319         5,294
    Additional paid-in-capital                                         7,475,476     7,438,001
    Accumulated deficit                                               (3,624,301)   (2,609,830)
    Cumulative translation adjustment                                          0       (13,582)
    Stock subscriptions receivable                                             0        (2,175)
                                                                   ------------- -------------
       TOTAL STOCKHOLDERS'  EQUITY                                     5,094,081     4,817,708
                                                                   ------------- -------------

                                                                  $   13,941,184 $  9,839,626
                                                                  ============== ============

                        See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (UNAUDITED)
                                   -----------







                                                 Three Months ended Sept. 30, Nine Months Ended Sept. 30,
                                                 --------------------------   --------------------------
                                                    1998          1997           1998           1997
                                                 -----------   ------------   ------------   -----------

NET SALES                                      $ 5,321,433    $ 3,060,483   $ 11,612,784   $  9,091,951

COST OF GOODS SOLD                               3,941,181      2,204,093      8,265,080      7,301,895
                                               -----------    -----------   ------------   ------------

GROSS PROFIT                                     1,380,252        856,390      3,347,704      1,790,056

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,584,664        644,316      4,047,269      2,130,579
                                               -----------    -----------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                     (204,412)       212,074       (699,565)      (340,523)

INTEREST INCOME                                          0         15,635              0         15,635

INTEREST EXPENSE                                   124,414         91,138        301,324        326,869
                                               -----------    -----------   ------------   ------------

NET INCOME (LOSS)                              $  (328,826)   $   136,571   $ (1,000,889)  $   (651,757)
                                               ===========    ===========   ============   ============


NET INCOME ( LOSS) PER COMMON SHARE - BASIC    $     (0.06)   $      0.03   $      (0.19)  $      (0.14)
                                               ===========    ===========   ============   ============

WEIGHTED AVERAGE COMMON SHARES
    USED                                         5,318,745      4,827,635      5,302,078      4,626,015
                                               ===========    ===========   ============   ============












                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                                1998          1997
                                                                ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $    (1,000,889)  $ (651,757)
                                                        ---------------    ---------

   Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
       Depreciation                                             188,257      147,046
       Amortization                                             134,248      152,025
       Amortization of deferred costs                                 0            0
       Stock subscriptions writeoff                               2,175            0

   Changes in assets and liabilities,
   net of effect of acquisition:
       (Increase) decrease in accounts receivable              (676,347)    (484,182)
       (Increase) decrease in inventories                      (109,050)     150,296
       (Increase) decrease in prepaid expenses                 (248,614)    (444,652)
       (Increase) decrease in other current assets                    0       71,394
       (Increase) decrease in other assets                      151,808       10,000
       Increase (decrease) in accounts payable                  456,873     (268,968)
       Increase (decrease) in accrued expenses                  (16,386)    (684,392)
       Increase (decrease) in payroll taxes and penalties             0     (448,654)
       Increase (decrease) in advances                          (48,126)           0
                                                        ---------------    ---------
          TOTAL ADJUSTMENTS                                    (165,162)   1,800,087)
                                                        ---------------    ---------

       NET CASH USED IN OPERATING ACTIVITIES                 (1,166,051)  (2,451,844)
                                                        ---------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of furniture and equipment                     (342,857)    (118,160)
       Increase (Decrease) from Ben Rickerts
          acquisition                                        (2,000,182)           0
                                                        ---------------    ---------

       NET CASH USED IN INVESTING ACTIVITIES                 (2,343,039)    (118,160)


CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (decrease) in revolving line of credit        1,449,667      (10,635)
       Increase (decrease) in notes payable                     250,000            0
       (Increase) decrease in restricted cash                   290,521      (15,635)
       (Increase) decrease in due from stockholders             110,096      170,565
       Increase (decrease) in due to related parties           (250,408)           0
       (Increase) decrease in deferred financing costs                0       32,797
       (Increase) decrease in deferred registration costs             0      175,514
       Increase (decrease) in intangibles                      (128,088)           0
       Payment of capital lease obligations                           0      (33,994)
       Payment of long-term debt                               (105,683)  (1,157,021)
       Issuance of preferred stock                            1,237,587   (1,434,890)
       Issuance of common stock                                  37,500    5,538,000
                                                        ---------------    ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              3,391,192    3,264,701

NET INCREASE IN CASH                                           (117,898)     694,697

CASH, beginning of period                                       414,731            0
                                                        ---------------    ---------

CASH, end of period                                        $    296,833   $  694,697
                                                        ===============   ==========


                        See notes to financial statements
                                       -3-

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (UNAUDITED)
                                   -----------




                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1998         1997
                                                                             ----         ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:


   Cash paid during the year for:
       Interest                                                            $  301,324   $326,869
                                                                           ==========   ========
       Taxes                                                               $    1,649   $  5,644
                                                                           ==========   ========



   Non cash activities:
       Issuance of common stock in connection with acquisitions                $        0    $892,496
                                                                                  ========   ========
       Purchase of equipment through capital lease obligations                 $  250,000    $      0
                                                                                  ========   ========
       Assumption of debt in connection with acquisition of Ben Rickert        $ 1,350,000   $      0
                                                                                  ========   ========
       Excess of fair value of Ben Rickerts'acquired assets over price paid    $(1,143,073)  $      0
                                                                                  ========   ========
                                                                                  ========   ========
       Stock issued for services                                               $    37,500   $112,500
                                                                                  ========   ========



                       See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements as of September 30, 1998 and for the nine and three months ended September 30, 1998 and 1997 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 1998.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       REVOLVING CREDIT FACILITY
         -------------------------

         On February 6, 1998, the Company refinanced their borrowing arrangement with Finova Capital Corporation. The line of credit was increased to $3,500,000 and bears interest at 2.5% per annum above the existing prime rate. In September 1998, the Company financed an additional $4 million line of credit with Finova Capital Corporation for Ben Rickert Corp subsidiary at a 2.5% per annum interest rate above prime. Borrowings are secured by trade receivables, inventories and a second lien on machinery and equipment; except for Ben Rickert borrowing which have a first lien on machinery and equipment.

3.       EQUIPMENT FINANCING
         --------------------

         In December 1997, the Company secured a four year term loan of $800,000 at 11.3% with GE Capital. This loan is secured by the Private Label Group's machinery and equipment.

         On March 17, 1998, the Company entered into an agreement with The CIT Group for financing of machinery and equipment purchases. The total financing is $272,112 at approximately 10.5% over a 60 month period.

 4.      PREFERRED STOCK
         ---------------
         On August 12, 1998 the Company obtained $1,237,587 additional equity through the issuance of preferred stock

 5.      NOTES PAYABLE
         -------------

         On September 9, 1998, the Company negotiated an unsecured short term note with Tadeo Holding Corp for $250,000 at 20.8%


6.       BEN RICKERT, INC. ACQUISITION
         -----------------------------

         On July 31, 1998, the Company acquired from Summit Bank the assets of Ben Rickert, Inc., a manufacturer and distributor of cosmetics, fragrances and gift items, for $1.5 million. The acquisition was financed by $150,000 in cash and a $1,350,000 note.

         The following table gives an aggregate summary of the acquisition in financial terms:

         Purchase Price                                             $ 1,500,000
         Acquisition Costs                                              200,000
         Fair Value of Assets Acquired                               (3,488,073)
         Fair Value of Liabilities Assumed                              645,000
                                                                    ------------
         Excess of Fair Value of Acquired Assets
          Over Price Paid                                           $(1,143,073)


         The detailed components consist of the following:

         PURCHASE PRICE
         --------------
         Cash to Sellers                                            $   150,000
         Notes to Sellers                                             1,350,000
                                                                    -----------
           Total Purchase Price                                     $ 1,500,000

         FAIR MARKET VALUE OF ASSETS ACQUIRED
         Accounts Receivable                                        $   384,143
         Inventory (Net of $750,000 Reserve)                          3,103,930
                                                                    -----------
            Total Fair Value of Assets                              $ 3,488,073

         LIABILITIES ASSUMED
         Accrued Expenses                                           $   600,000
         Due To Related Party                                            45,000
                                                                    ===========
            Total Fair Value of Liabilities                         $   645,000
                                                                    ===========

         The following tables summarizes pro forma consolidated results of operations (unaudited) of the Company and the 1998 and the 1997 Ben Rickert asset acquisition as though the acquisition had been consummated at January 1, 1997. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and the amortization of goodwill, depreciation and the debt incurred and resulting interest expense.

                                             Azurel Without Ben Rickert
                                           Nine Months Ended September 30
                                               1998                 1997
                                         --------------         ------------
Total Revenue                             $ 10,895,010         $  9,091,951
Net Loss                                  $   (506,362)        $  ( 651,757)
Net Loss Per Share                        $     (0.096)        $     (0.141)

Weighted Average Number of Shares            5,302,078 shares     4,626,015 shares


                                                Ben Rickert Corp Only
                                            Nine Months Ended September 30
                                                1998              1997
                                               -----              -----
Total Revenue                             $  3,120,354         $ 11,348,766
Net Loss                                  $ (4,510,095)        $( 2,057,521)
Net Loss Per Share                        $     (0.851)        $     (0.445)

Weighted Average Number of Shares            5,302,078 shares     4,626,015 shares


                                                    Consolidated
                                         Nine Months Ended September 30
                                            1998                  1997
                                           -----                 -----
Total Revenue                             $ 14,015,364        $  20,440,717
Net Loss                                  $ (5,016,457)       $ ( 2,709,278)
Net Loss Per Share                        $     (0.946)       $      (0.586)

Weighted Average Number of Shares            5,302,078 shares     4,626,015 shares




         The consolidated results of operations indicate a significant reduction of revenues and an increase in losses in the nine months ended September 30, 1998 as compared to the same period in 1997 due primarily to the later shipment of Christmas gifts sets into the retail trade in 1998 as compared to the same period for Ben Rickert Corp.



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

FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER  30, 1998 AND 1997
-----------------------------------------------------------------------

Azurel, Ltd., hereinafter "Azurel" or the "Company", through its wholly owned subsidiaries, manufactures, markets, and sells private label cosmetics, fragrances, skincare and related gift products.

In August 1996, Azurel acquired the stock of Private Label Group (PLC), and in October 1996, Azurel acquired all of the outstanding capital stock of Scent Overnight (currently Scent 1-2-3).

In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

On July 31, 1998, Ben Rickert Corp ("Ben Rickert") a wholly owned subsidiary of Azurel acquired the assets of Ben Rickert, Inc. ("BRI"), a 23-year old cosmetic company, for $1.5 million. The Ben Rickert acquisition, with 1998 fiscal sales of $10.9 million, is expected to help Azurel more than double its core business. Azurel expects to enjoy numerous advantages, such as transferring much of BRI's out source manufacturing to PLC, as well as reducing overhead by combining several departments. Additionally, the acquisition allows Azurel to enter the soap manufacturing business and affords the Company more clout with `key accounts' retailers for other Azurel product lines.


RESULTS OF OPERATIONS.
----------------------

Total revenues for the nine and three months ended September 30, 1998 were $11,612,784 and $5,321,433, respectively, compared to $9,091,951 and $3,060,483 for the nine and three months ended September 30, 1997. This increase is principally attributable to an increase in sales at the Company's PLC subsidiary and the Ben Rickert acquisition.

Cost of sales was $8,265,080 and $3,941,181 for the nine and three months ended September 30, 1998 and $7,301,895 and $2,204,093 for the respective periods ended September 30, 1997. Of the $1,737,088 increase in cost of sales for the three months ended September 30, 1998 vs. the three months ended September 30, 1998 , $745,887 was attributed to Ben Rickert. Gross profit as a percentage of revenue was 28.8% and 25.9% for the nine and three months ended September 30, 1998 and 19.6% and 27.9% for the corresponding periods ended September 30, 1997. The improvement in gross profit percentage in the nine months ending September 30, 1998 was due to higher sales volumes, a more profitable product mix, operating efficiencies and improved cost controls. The decline in gross profit percentage from the three month ended September 30, 1998 compared to the three month ended in September 30, 1997 is primarily attributed to the disproportional amount of close out and low margin sales immediately following the acquisition of assets from BRI.

Selling, general and administrative expenses for the nine months and three months ended September 30, 1998 were $4,047,269 and $1,584,664 as compared to $2,130,579 and $644,316 for the nine months and three months ended September 30, 1997. The increase in selling, general and administrative expenses was primarily attributable to expenses associated with the Azurel division, including salaries, product development and marketing costs as well as $406,689 in expenses associated with Ben Rickert.

For the nine months and three months ended September 30, 1998, the Company's net income included non-cash expenses of $324,680 and $105,766 respectively. For the same periods in 1997, the Company's net income included non-cash expenses of $299,071 and $75,066. The increase of this expense was incurred principally as a result of depreciation and amortization of assets obtained during this period by PLC.

Interest expense was $301,324 for the nine months ended September 30, 1998 and $124,414 for the three months ended September 30, 1998, compared to $326,869 for the nine months and $91,138 for the three months ended September 30, 1997. The increase in interest expense for the third quarter is reflective of financing the newly acquired Ben Rickert operation, while the nine month period decrease is the result of debt reduction at the time of the initial public offering in August of 1997.

Excluding Ben Rickert's losses , the net loss for the Company for the nine months ended September 30, 1998 was $506,362 compared to a loss of $651,757 during the same period in 1997 and showed a profit of $165,701 in the three months ended September 30, 1998 compared to $136,571 during the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity is accounts receivable of $3,045,722 and inventory of $5,095,787.

The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants that resulted in net proceeds of approximately $4,800,000 to the Company. In December 1997, the company secured a four-year term loan of $800,000 at 11.3% with GE Capital. This loan is secured by the Company's machinery and equipment.

In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation until February 2000. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the subsidiary Ben Rickert Corp in September 1998 with Finova. The terms and expiration date are the same as the $3,500,000 line of credit except that the $4 million line is secured by Ben Rickets' receivables, inventory and a first lien on Ben Rickets' machinery and equipment.

In March 1998, the Company obtained a 5-year term loan of $272,112, secured by new equipment and machinery, at a rate of approximately 10.5%, with The CIT Group.

On August 12,1998 the Company obtained $1,237,587 additional equity through the issuance of preferred shares.

On September 9, 1998 the Company obtained a $250,000 unsecured short term loan at 20.8% from the Tadeo Holding Corp.

Cash used in operations for the first nine months of 1998 was $1,166,051 as compared to $2,451,844 for the first nine months of 1997. Cash was used in 1998 to fund losses before non-cash expenses of $676,209 and a significant increase in inventory component purchases.

For the nine months ended September 30, 1998, the Company used cash provided by the CIT loan to purchase machinery and equipment in the amount of $272,112.

Cash provided through financing activities for the first nine months of 1998 was $3,391,192 as compared to $3,264,701 for the first nine months of 1997. The increase in the first nine months of 1998 was primarily attributable to the new Ben Rickert revolving line of credit with Finova, the issuance of preferred stock and the excess of fair value of acquired assets of Ben Rickert Inc. over the price paid. In the first nine months of 1997, the increase was primarily attributed to the issuance of common stock which was partially offset by the payments against long term debt.

Cash availability as of September 30, 1998, against the Finova revolving line of credit was approximately $425,960. Management believes that the current lines of credit with Finova Capital Corporation, GE Capital and The CIT Group are sufficient to support the working capital needs of the company.

The July 31, 1998 acquisition of the assets of Ben Rickert, Inc. was consummated through Summit Bank for a combination of $1.5 million, comprised of $150,000 in cash and $1,350,000 in short term notes.

SEASONALITY
-----------

The Company's revenue are substantially dependent on it's customers' seasonal retail sales. Historically, the Company has experienced higher sales volume in the fourth quarter of each year.


YEAR 2000 ISSUE
---------------

Computer programs used by businesses worldwide were written using two digits rather than four digits to define the applicable year. Accordingly, these programs recognize the dates "00" and "01" as the years 1900 and 1901 rather than the years 2000 and 2001. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer program failures arising from program processes and calculation misinterpreting the year 2000 date.

The Company is currently evaluating its financial and operational systems to determine the impact the year 2000 issue will have on its operations, The Company also plans to communicate with its significant suppliers, dealers, financial institutions, and others with which it conducts business to determine the extent the Company may be impacted by third parties' failure to address the year 2000 issue. The Company plans to be year 2000 compliant prior to December 31, 1999 and expects no material impact to the Company's operation.

PART II - OTHER INFORMATION



Item 3. OTHER INFORMATION

In August of 1998, Joseph Truitt Bell resigned from the Company and the Board of Directors. No replacement has been nominated.




Item 4. EXHIBITS AND REPORTS ON FORM 8-K

(a.) EXHIBIT DESCRIPTION
      22     List Of Subsidiaries
      27     Financial Data Schedule



(b.)  Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended
      September 30, 1998.

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



         Dated : November 12, 1998