Form 10KSB
period 1998-12-31
AZUREL LTD
filed 1999-04-15
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1998.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _____________to______________

Commission File No.0-22809

                                   AZUREL LTD.
                                   -----------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       13-3842844
        --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

509 MADISON AVENUE NEW YORK, NEW YORK                            10022
-------------------------------------                            -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:   (212) 317-0712
                                                       -------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      Yes        No X
                                       ------    ----

          The issuer's net sales for the most recent fiscal year were $20,858,344.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 23, 1999 was approximately $7,978,118.

         As of March 23, 1999 there were 5,318,745 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1.  BUSINESS
         --------


GENERAL

         The Company, directly and through wholly-owned subsidiaries, manufactures, distributes, markets and sells cosmetics, fragrances, skin care products, luxury bath and body products and perfumes and also provides accounting, marketing, warehousing and other administrative services to cosmetic, fragrance and accessory companies. Through wholly-owned subsidiaries comprising its Private Label Group, acquired by the Company in August 1996, the Company operates a manufacturing and filling facility which sells cosmetics principally to major cosmetic companies for sale by each customer under the customer's own brand name (commonly known as "private label" sales). Through Ben Rickert Corp., a wholly-owned subsidiary, the Company manufactures, distributes and assembles luxury bath and body products and perfumes, mostly sold in gift sets, under the Company's own brand names. In addition, in order to take advantage of the Company's manufacturing capabilities and product development expertise, the Company develops cosmetic, skin care and fragrance lines which it markets under brand names created internally or owned by others and licensed to the Company. These products are sometimes referred to as "Branded Products." To date, the Company has developed five lines of Branded Products internally and has obtained two licenses to sell product lines using brand names owned by third parties. The Company intended, through its Scent 123 subsidiary, which acquired the assets of Scent Overnight in October 1996, to sell well- recognized men's cologne and women's fragrances directly to the consumer by overnight delivery through toll-free telephone numbers. Due to mixed consumer reaction to the concept, the Company has determined to defer further development of this marketing concept at this time. The Company is considering refinements to the concept, including sales through the Internet, but the Company has not determined at this time, whether it will again actively seek to develop the concept.

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

         The Facility manufactures and fills a wide variety of cosmetics, including body lotions and powders, liquid soaps, colognes, lipsticks, mascara, eye shadows, eye liners, skin care products and hair care products. Depending upon the customer's requirements, the Company either provides some or all of the raw ingredients and packaging for the customer's product or uses material provided directly by the customer. A quantity of raw ingredients and packaging material is maintained in inventory, but generally such materials are purchased by the Company to fill specific orders. Presently, the Facility does not manufacture or fill fragrances, which require additional machinery, nor does the Facility manufacture or fill nail products.

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

           Except for nail products, which it does not manufacture or fill, the Facility does not limit its services to a particular market niche within the cosmetic industry. It manufactures a wide variety of high and low priced products sold in department, specialty and discount stores. The Company believes that this diversity minimizes its exposure to business cycles and changes in customer preferences over time.

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

         The Company's marketing efforts revolve around its sales force of ten
(10) full-time sales and marketing employees and approximately 50 domestic representatives. The Company also sells its products internationally through a network of brokers and distributors worldwide.

         In order to take advantage of the Company's manufacturing capabilities and product development expertise, the Company currently is developing cosmetic, skin care and fragrance lines which it intends to market and distribute under brand names created internally or owned by others and licensed to the Company. These products are sometimes referred to as "Branded Products." To date, the Company has developed five lines of Branded Products internally and has obtained two licenses to sell product lines using brand names owned by third parties.

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

         The Company sells Branded Products in the United States and internationally. In the United States, the Company sells directly to retail outlets that sell similar products, such as chain drug stores, mass merchandisers and discount stores. The Company's personnel and independent sales representatives sell the Branded Products in the United States. Internationally, the Company currently sells Branded Products and expects to continue to sell to distribution companies having a major presence in the Far East, Middle East and parts of Europe. The Company entered into distribution agreements with two foreign distributors which cover certain countries in the Middle East and the Far East, pursuant to which such distributors will purchase the Company's products for resale in their distribution territories. In addition, the Company currently has a sales agency agreement with a foreign sales agent which covers certain countries in Europe. The Company's foreign distribution agreements are exclusive for the Far East and the Middle East and do not require the distributor to purchase any minimum quantity of products. The Company established a sales and distribution facility in France during the latter part of 1998.

         In October 1997, the Company began developing cosmetics, fragrances and related products for sale under the HANG TEN trade name pursuant to a license agreement with the owner of the HANG TEN trade name (the "Licensor"). The HANG TEN trade name is a brand name used on men's outerwear, active wear and a wide variety of other merchandise which has been marketed in print media in both the United States and internationally. Hang Ten currently operates approximately 400 free-standing retail outlets internationally, in addition to distribution into other retail outlets.

           The license agreement relating to the Hang Ten trade name provides for the Hang Ten products developed by the Company to be sold and marketed directly to the Hang Ten outlets as well as other retailers. From January 1, 1999 until December 31, 2003 the Company may sell, distribute and market products developed under the Hang Ten tradename to other parties in the United States and internationally and to Hang Ten outlets. Under the License, the Company is required to pay a royalty of five percent of net sales, excluding sales to Hang Ten outlets, subject to minimum royalties. The Company's manufacture, sale and promotion of Hang Ten fragrances, grooming products and cosmetics is subject to the prior review and approval of such products by the Licensor as is typical in similar licenses. The Licensor has approved the products currently being developed by the Company.

         The Company entered into a license agreement with Members Only ("Licensor") on May 15, 1996. The Company negotiated a settlement with the Licensor to terminate such agreement. Initially a customer had indicated that it would purchase significant amounts of product bearing the Members Only name. After development of such products the customer informed the Company that current market conditions did not call for purchase of the products from the Company. Based upon such customer information the Company terminated the license agreement with Members Only.

         In July 1998, the Company purchased all of the assets of Ben Rickert Inc. from Summit Bank. Ben Rickert Inc. was founded in 1970 by Ben Rickert and throughout the years became a leading manufacturer, distributor and assembler of luxury bath and body products. With the purchase of the Ben Rickert Inc. assets, the Company created a wholly-owned subsidiary and named it Ben Rickert Corp., which manufactures, distributes and assembles bath and body products and perfumes, sold mostly in gift sets. Ben Rickert sells its products under its own brand names including Ben Rickert, Natural Botanicals, Benandre, Privilege, Extreme, Wrapped in Romance, American Country Garden and Oceanology. Ben Rickert's products are sold primarily to department stores, mass merchandisers and drug store chains throughout the United States such as Wal-Mart, Kmart, Genovese, CVS, J.C. Penny, May Co., Albertsons and Koger. The purchasers of Ben Rickert products are primarily women between the ages of 12 and 65 years of age.

         Ben Rickert believes that its products are differentiated from its competitors products by three distinct factors: (i) aesthetics; (ii) price (value); and (iii) skin feel and fragrance. Ben Rickert's products compete effectively with its competition by creating handsomely designed quality products at reasonable prices, and its products have established the concept of "high gift value" as its core selling strategy.

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

         The Company also sells cosmetic kits, which are varieties of color cosmetic items packaged in containers and manufactured in Asia, which are custom made for retailers such as Neiman Marcus and Bloomingdales, as well as for cosmetic companies. This sector of the overall cosmetic market is growing rapidly and should continue to expand in the future.

         The Company's internally created Miami Colours brand will be targeted towards the teen market. Miami Colours is scheduled to be launched internationally in the second quarter of 1999 and in the United States during the third quarter of 1999.

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

         The Company believes that the primary elements of competition in the sale of Branded Products are product awareness and consumer acceptance of the competing brands. Achieving market acceptance may require substantial marketing efforts and expenditure of significant funds. The Company markets its Branded Products to niche markets such as chain drug stores, discount stores and mass merchandisers and develops Branded Products which it believes will appeal to the customers of these retailers.

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

GOVERNMENT REGULATION

           The Company's manufacturing activities are subject to extensive and rigorous governmental regulation relating to the protection of the environment and the quality of manufacturing. Federal, state and local regulatory agencies actively enforce these regulations and conduct periodic inspections to determine compliance with such government regulations. The FDA enforces regulations regarding GMP through periodic surveillances and audits. The Company believes that it has obtained all material approvals, permits and licenses for its manufacturing activities. In the event that the Company seeks to expand its operations to manufacture and fill fragrances, the Company would have to obtain new or expanded governmental permits. However, changes in existing regulations, the interpretation thereof, or adoption of new regulations could impose costly new procedures for compliance, or prevent the Company from obtaining, or affect the timing of, additional regulatory approvals. There can be no assurance that if the Company's manufacturing facilities were audited that they would be found in compliance with GMP or environmental regulations. Failure to comply with GMP, environmental or other applicable regulatory requirements may result in fines, suspension of approvals, cessation of distribution, product recalls and criminal prosecution, any of which would have a material adverse effect on the Company.

         The Federal Trade Commission ("FTC") and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (the "Food and Drug Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, composition storage, record keeping, approval, advertising and promotion of the Company's products. In general, products falling within the FDA's definition of "new drugs" require pre-market approval by the FDA. Products falling within the FDA's definition of "cosmetics" do not require pre-market approval. In the Company's opinion, the Company's products, as they are and will be promoted, fall within the FDA's definition of "cosmetics" and therefore do not require pre-market approval. There can be no assurance that the FDA will concur in this view. In the event that the Company fails to comply with applicable regulations with respect to any products, the Company may be required to change its labeling, formulation or possibly cease manufacture and marketing of such products.

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

TRADEMARKS

         The Company has fifteen United States registered trademarks, Scent Overnight(R), Scent 123(R) and Sports Extreme(R), U.S. - Privilege (R), Benandre(R), Bene(R), PP Parfums Privilege & Design(R), American Country Garden(R), Ben Rickert(R), Extreme Berry(R), Extreme Girl(R), Extreme Vanilla(R), Private Part(R), France - Privilege(R) and Japan - Ben Rickert(R).

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

MAJOR CUSTOMERS AND SUPPLIERS

         Approximately 25% and 19%, and 19% and 10%, of the Private Label Group's revenues for the years ended December 31, 1998 and December 31, 1997, respectively, were derived from the same two major customers. Approximately 81% of Ben Rickert Corp.'s revenues for the five months ended December 31, 1998, were derived from two major customers. There can be no assurance that these customers will maintain their volume of business with either the Private Label Group or Ben Rickert Corp. A loss of the sales to any or all of these customers could have a material adverse effect on the Company's results of operations.

EMPLOYEES

         The Company presently employs approximately 521 employees of which 342 are located at the Private Label Group and 167 are located at Ben Rickert Corp. All of the 342 employees located at the Private Label Group are employed on a full-time basis, while only 55 of the 167 employees at Ben Rickert Corp. are full time employees and the remaining 112 are employed on as-needed basis. Ben Rickert has regularly employed between 50 and 225 individuals on an as-needed basis for approximately 12 months and anticipates a continued need for a minimum of 35 such employees in order to maintain its current level of operations. Of the 342 employees located at the Private Label Group, 294 are manufacturing personnel, 12 are laboratory personnel, 35 are executive and administrative personnel and 1 is engaged in sales and marketing. The manufacturing employees located at the Private Label Group are covered by a collective bargaining agreement with Local #300-S, affiliated with the Production Service and Sales Distribution Council, Industrial Union Council, which expires on May 31, 2001. Of the 167 employees located at the Ben Rickert Corp., 149 are assembly/manufacturing/shipping personnel, 10 are executive and administrative personnel and 8 are engaged in sales, marketing and customer service. The employees of Ben Rickert Corp. are not represented by a union.

         Of the twelve employees that are not located at either the Private Label Group or Ben Rickert Corp., three are executive officers. The Company believes that there is an available pool of persons and firms who could be hired or retained by the Company when needed. The Company considers its relationships with both union and non-union employees to be satisfactory.

SEASONALITY AND BACKLOG

         The cosmetic and fragrance business in general is subject to seasonal fluctuations, with net sales in the second half of the year substantially higher than those in the first half as a result of increased demand by retailers in the United States in anticipation of and during the back-to- school, Thanksgiving and Holiday seasons. The Company anticipates that the sales of Branded and Ben Rickert Products will follow the general industry trend.

         Although the Company's manufacturing business, as a whole, is not seasonal, its product mix is subject to seasonal variations. Since the gross profit margins on various products differ, the backlog and results of operations in any period are not necessarily indicative of the result for the fiscal year. At December 31, 1998, the Private Label Group's backlog of orders believed by the Company to be firm was approximately $3,425,000 and at December 31, 1997 the Private Label Group's backlog of orders believed by the Company to be firm was approximately $2,926,000. The Private Label Group expects that approximately 95% of the current backlog will be filled during the current fiscal year. Since the Private Label Group's orders for manufacturing and filling are generally for the delivery of merchandise over a period of time, backlog is viewed as an important indication of future performance. At December 31, 1998, Ben Rickert Corp.'s backlog of orders was minimal due to the fact that the majority of its business occurs during the holiday season and meaningful backlog data is not currently available.


ITEM 2.   PROPERTIES
          ----------

         The Company leases 2,400 square feet of space at 509 Madison Avenue, New York, New York, which is used as its executive offices. The lease expires in April 2001 and provides for an annual base rent of $75,000, including utilities. These facilities are in good condition and adequate for the Company's current needs, and substitute space is readily available.

         The Company leases a 155,000 square foot building in Fairlawn, New Jersey, which is used as a manufacturing and packaging plant and laboratory and as the Private Label Group's general and executive offices. The lease, expiring in August 2002 provides for annual rent of approximately $500,000, including common charges and real estate taxes and is subject to increase based on increases in the Consumer Price Index. In addition, the Company is responsible for substantially all repairs to the building. The Facility is presently operating at less than full capacity and is in good condition and physically adequate for the Company's present purposes. However, the Company is considering expansion into an adjacent facility. The Company expects to continue to update the manufacturing and packaging equipment at the Facility with more modern and automated equipment.

         The Company leases a 137,000 square foot building in Wayne, New Jersey, which is used as a manufacturing and packaging plant and as Ben Rickert Corp.'s executive offices. Approximately 20,000 square feet is used for office space and 117,000 square feet is used for manufacturing, assembling, warehousing and shipping. The lease expires in June 1999 and provides for annual rent of approximately $720,000. The Company believes the facilities are in good condition and are adequate for the Company's present and future purposes. At the expiration of the Ben Rickert lease the Company intends to remain in the same building but will reduce the square footage which it will occupy. The Company intends to utilize an aggregate of 62,000 square feet, 10,000 of which will be used for Ben Rickert's executive offices and 52,000 of which will be used for manufacturing. The Company intends to move its warehousing and shipping operations to a separate location. The Company expects that the new lease will be for an initial period of three years with two one year options at a price of $5.25 per square.

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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On December 9, 1998, the Company held a special meeting of stockholders. At such meeting, the Company's stockholders were asked to vote on the following two proposals: (i) Proposal #1 - ratification of the issuance of shares of the Company's Common Stock upon conversion of its Series A Convertible Preferred Stock; and (ii) Proposal #2 - to increase the number of shares of Common Stock authorized for issuance under the Company's 1997 Stock Option Plan to 1,750,000 from 750,000. As to Proposal #1 there were 2,260,900 votes for, 530,266 votes against, 3,925 votes abstained and 2,523,654 broker non-votes. As to Proposal #2 there were 2,501,467 votes for, 289,699 votes against, 3,925 votes abstained and 2,523,654 broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK
         -------------------------------------

         As of the date hereof, the Company has outstanding 5,318,745 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "AZUR." The following table sets forth the high and low bid prices for the Common Stock as reported by on the Nasdaq SmallCap. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                                  COMMON STOCK
                                                  ------------
FISCAL 1997                                HIGH                 LOW
-------------------------                  ----                 ---
Third (from July 31, 1997)               $4.6875               $3.875
Fourth                                   5.03125                 4.25


FISCAL 1998                                HIGH                 LOW
------------------------------             ----                 ---
First                                    $4.9375              $3.1875
Second                                     3.875               2.4375
Third                                       2.50                 1.00
Fourth                                      1.25                0.625

FISCAL 1999                                HIGH                 LOW
------------------------------             ----                 ---
First (through March 26, 1999)           $3.28125               $1.00

         On March 26, 1999, there were approximately 79 holders of record of the Company's 5,318,745 outstanding shares of Common Stock.

         On March 26, 1999, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $1.50.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

         In August 1996, Azurel acquired the stock of the Private Label Group, and in October 1996, Azurel acquired the assets of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services.

         The following discussion and analysis should be read together with the financial statements and notes for Azurel included herein.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operations:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                              (Dollars in thousands)

                                          1998                    1997
                                   -------------------      -------------------

                                    AMOUNT          %        AMOUNT          %
                                    ------     -------     -------       -------

Net Sales .....................   $ 20,858         100%    $ 12,482        100%

Cost of goods sold ............     14,919          72        8,608         69
                                  --------     -------     --------        ----
Gross  profit .................      5,939          28        3,874         31

Selling, general and
administrative expenses .......      7,252          35        3,897         31
                                  --------     -------     --------        ----
Operating (loss) ..............     (1,313)         (7)         (23)        --
Interest expense ..............        367           1          475          4
                                  --------     -------     --------        ----
Net (loss) ....................   $ (1,680)         (8)%   $   (498)        (4)%
                                  =========    ========    =========       =====



YEAR ENDED DECEMBER 31, 1998 (THE "1998 PERIOD") AND YEAR ENDED DECEMBER 31, 1997 (THE "1997 PERIOD").

         Net sales of $20,858,344 for the year ended December 31, 1998 increased by $8,376,788 or approximately 67% from the 1997 Period. The increase resulted primarily from the acquisition of Ben Rickert on July 31, 1998 ("Acquisition Date"), $5,276,501, and an increase in Private Label Group sales of $2,425,508.

        Cost of goods sold for the 1998 Period was $14,919,255 or 72% of net sales, as compared to cost of goods sold of $8,607,759, or 69% of net sales for the 1997 Period. The increase in cost of goods sold resulted mainly from the acquisition of Ben Rickert. The increase in cost of goods sold as a percentage of net sales to 72% in the 1998 Period from 69% in the 1997 Period was due primarily to lower margin Ben Rickert products.

         Selling, general and administrative expenses for the 1998 Period were $7,252,113, or 35% of net sales, as compared to $3,896,990, or 31% of net sales for the 1997 Period. The increase resulted from the acquisition of Ben Rickert in 1998, twelve months of expenses for Cambridge Business Services in 1998, compared to three months in 1997, and the establishment of a full corporate headquarters in 1998, including a marketing division. The increase in the selling, general and administrative costs as a percentage of net sales is chiefly attributable to higher 1998 corporate expenditures.

         Interest expense decreased from $475,310 in the 1997 Period to $366,969 in the 1998 Period. The decrease is attributable to the repayment of long term debt and reduction in short term debt resulting from the equity received in August 1998 from the issuance of shares of the Company's Series A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         From inception to date, Azurel's operations have been funded by a combination of debt and equity financings. Azurel completed its initial public offering of its securities in August 1997, whereby the Company issued 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants. The Company received approximately $5,538,000 from its initial public offering. In addition, prior to the Company's initial public offering, it sold 750,000 shares of Common Stock at $2.00 per share from February through July 1996 and in January and April of 1997 the Company secured additional debt financing in connection with the completion of private placements of $200,000 and $350,000 respectively, which were repaid upon the completion of the Company's initial public offering.

         In December 1997 the Company secured a 4 year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the Company's existing machinery and equipment. During 1998, the Company arranged a new machinery and equipment line of credit with CIT, which finances 100% of new machinery and equipment purchases over a five year term at a rate of approximately 10.5%. In 1998, the Company purchased $281,518 of equipment through capital leases under this arrangement. In February 1998, the Company secured a revolving line of credit of $3,500,000 with Finova Capital Corporation through February 2000. Such line of credit bears an interest rate of 2.5% above the prime rate. The line of credit is secured by the Company's receivables, inventory and a second lien on machinery and equipment. On August 12, 1998, the Company sold shares of its Series A Convertible Preferred Stock receiving net proceeds of approximately $1,238,000. On September 28, 1998, the Company secured an additional $4,000,000 line of credit with Finova Capital Corp., bearing interest a 2.5% above the prime rate. Borrowings against this two-year credit line are secured by accounts receivable, inventory and liens on all of Ben Rickert's machinery and equipment.

         In April 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000, to several private investors, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Additionally, an aggregate of 179,167 warrants (one warrant for every four shares purchased) to purchase shares of the Company's Common Stock at an exercise price of $2.00 per share were issued to the above investors. The Company is in the process of raising up to $5,000,000 in a private transaction on substantially the same terms as above.

YEAR 2000 COMPLIANCE

         Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. The Company has recently upgraded its management information systems. As part of this program, the Company identified those systems and applications that required modification, redevelopment or replacement. The Company believes that its management information systems are Year 2000 compliant. Management of the Company does not believe that failure of the Company's vendors or third-party providers' systems to be Year 2000 compliant will have a material adverse effect upon the Company.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         See pages F-1 to F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

There were no changes in or disagreements with the Company's Accountants on accounting or financial disclosures.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------


Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Incorporated by reference from the Registrant's definitive proxy statement, to be filed in accordance with Rule 14a-101 with the Commission not later than 120 days after the end of the fiscal year covered by this form.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8- K
          ----------------------------------------

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B).

EXHIBIT NUMBER                                   DESCRIPTION OF EXHIBIT
--------------                                   ----------------------
     27                                          Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AZUREL LTD.

                                              BY: /S/ GERARD SEMHON
                                                  -----------------
                                              GERARD SEMHON, CHIEF EXECUTIVE
                                              OFFICER AND CHAIRMAN OF THE BOARD

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                             DATE
     ---------                     -----                             ----

/S/ GERARD SEMHON         Chief Executive Officer and           April 15, 1999
-----------------
Gerard Semhon Chairman
of the Board

/S/ CONSTANTINE BEZAS     President and Director                April 15, 1999
---------------------
Constantine Bezas

/S/ FRANK DESIMONE        Executive Vice President, Chief       April 15, 1999
------------------
Frank DeSimone            Operating Officer and Director

/S/ PHILIP G. ORSI        Chief Financial Officer               April 15, 1999
------------------
Philip G. Orsi

/S/ KAY SHORTWAY          Director                              April 15, 1999
-----------------
Kay Shortway

/S/ NORMAN GRIEF          Director                              April 15, 1999
-----------------
Norman Grief

                          AZUREL LTD. AND SUBSIDIARIES

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                          AZUREL LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS



                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------

INDEPENDENT AUDITORS' REPORT                                            F - 1

CONSOLIDATED FINANCIAL STATEMENTS:

        Balance Sheet                                                   F - 2

        Statement of Operations                                         F - 3

        Statement of Stockholders' Equity                               F - 4

        Statement of Cash Flows                                       F - 5-6

        Notes to Financial Statements                                F - 7-17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Shareholders and Board of Directors
Azurel Ltd. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Azurel Ltd. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations and cash flows for the two years then ended. These financial statements are the responsibility of the Azurel Ltd. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azurel Ltd. and Subsidiaries as of December 31, 1998 and the results of its consolidated operations and its consolidated cash flows for the two years then ended in conformity with generally accepted accounting principles.




                                           /s/ Feldman Sherb Ehrlich & Co., P.C.
                                           -------------------------------------
                                           Feldman Sherb Ehrlich & Co., P.C.
                                           Certified Public Accountants



New York, New York
March 15, 1999
(April 15, 1999, with respect to the
last paragraph of Note 1)

                          AZUREL LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998


                                     ASSETS
                                     ------

CURRENT ASSETS:
        Cash ..................................................    $     84,711
        Accounts receivable net of allowance for doubtful
                accounts of $71,000 ...........................       4,640,440
        Inventories ...........................................       4,995,113
        Due from related parties ..............................         124,972
        Prepaid expenses and other current assets .............          55,947
                                                                   ------------
                TOTAL CURRENT ASSETS ..........................       9,901,183

FURNITURE AND EQUIPMENT, net ..................................       1,757,444

GOODWILL ......................................................         156,052

FORMULAE AND CUSTOMER LISTS ...................................       2,770,543

DUE FROM RELATED PARTY ........................................          49,066

OTHER ASSETS ..................................................          90,273
                                                                   ------------

                                                                   $ 14,724,561
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
        Revolving line of credit ..............................    $  5,041,655
        Accounts payable ......................................       2,696,913
        Accrued expenses and other liabilities ................         494,962
        Customer advances .....................................          31,408
        Current portion of long term debt .....................         784,352
        Capital lease obligation - current portion ............          43,848
                                                                   ------------
                TOTAL CURRENT LIABILITIES .....................       9,093,138

LONG TERM DEBT ................................................       1,003,975

CAPITAL LEASE OBLIGATION - NON-CURRENT PORTION ................         212,471

STOCKHOLDERS' EQUITY:
        Preferred stock - par value $.001 per share
                1,000,000 shares authorized; 1,500
                shares issued and outstanding .................       1,237,587
        Common stock, par value $.001 per share;
                24,000,000 shares authorized; 5,318,745
                shares issued and outstanding .................           5,319
        Additional paid in capital ............................       7,475,476
        Accumulated deficit ...................................      (4,303,405)
                                                                   ------------
                TOTAL STOCKHOLDERS' EQUITY ....................       4,414,977
                                                                   ------------
                                                                   $ 14,724,561
                                                                   ============




                       See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                        1998           1997
                                                        ----           ----

NET SALES ......................................   $ 20,858,344    $ 12,481,556

COST OF GOODS SOLD .............................     14,919,255       8,607,759
                                                   ------------    ------------

GROSS PROFIT ...................................      5,939,089       3,873,797

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...      7,252,113       3,896,990
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................     (1,313,024)        (23,193)

INTEREST EXPENSE ...............................        366,969         475,310
                                                   ------------    ------------

NET LOSS .......................................   $ (1,679,993)   $   (498,503)
                                                   ============    ============


BASIC LOSS PER COMMON SHARE ....................   $      (0.32)   $      (0.11)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING ............................      5,306,245       4,468,325
                                                   ============    ============


                       See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                  PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                                                  ---------------              ------------           PAID-IN
                                                                SHARES    AMOUNT           SHARES         AMOUNT      CAPITAL
                                                                ------    ------           ------         ------      -------

Balance - January 1, 1997                                         --     $      --        3,878,747   $     3,879   $ 2,382,190

        Sale of common stock - initial public offering            --            --        1,200,000         1,200     5,536,810
        Expenses associated with initial public offering          --            --             --            --      (1,373,278)
        Stock issued to shareholders as additional
                compensation in acquisition                       --            --          199,998           200       892,294
        Stock issued for legal services                           --            --           15,000            15           (15)
        Cumulative effect of foreign currency
                translation adjustment --                         --            --             --            --            --
        Net loss                                                  --            --             --            --            --
                                                           -----------   -----------      ---------   -----------   -----------
Balance - December 31, 1997                                       --            --        5,293,745         5,294     7,438,001

        Sale of convertible preferred stock                      1,500     1,500,000           --            --            --
        Expenses associated with issuance
                of preferred stock                                --        (262,413)          --            --            --
        Stock issued for legal services                           --            --           25,000            25        37,475
        Write off of stock subscriptions receivable               --            --             --            --            --
        Reclassification of 1997 cumulative translation
                adjustment to accumulated deficit                 --            --             --            --            --
        Net loss                                                  --            --             --            --            --
                                                           -----------   -----------      ---------   -----------   -----------
Balance - December 31, 1998                                      1,500   $ 1,237,587      5,318,745   $     5,319   $ 7,475,476
                                                           ===========   ===========      =========   ===========   ===========



                                                                             STOCK        CUMULATIVE
                                                           ACCUMULATED   SUBSCRIPTIONS   TRANSLATION
                                                             DEFICIT       RECEIVABLE     ADJUSTMENT      TOTAL
                                                             -------       ----------     ----------      -----


Balance - January 1, 1997                                  $(2,111,327)   $    (2,175)   $      --      $   272,567

        Sale of common stock - initial public offering            --             --             --        5,538,010
        Expenses associated with initial public offering          --             --             --       (1,373,278)
        Stock issued to shareholders as additional
                compensation in acquisition                       --             --             --          892,494
        Stock issued for legal services                           --             --             --             --
        Cumulative effect of foreign currency
                translation adjustment --                         --             --          (13,582)       (13,582)
        Net loss                                              (498,503)          --             --         (498,503)
                                                           -----------    -----------      ---------    -----------
Balance - December 31, 1997                                 (2,609,830)        (2,175)       (13,582)     4,817,708

        Sale of convertible preferred stock                       --             --             --        1,500,000
        Expenses associated with issuance
                of preferred stock                                --             --             --         (262,413)
        Stock issued for legal services                           --             --             --           37,500
        Write off of stock subscriptions receivable               --            2,175           --            2,175
        Reclassification of 1997 cumulative translation
                adjustment to accumulated deficit              (13,582)          --           13,582           --
        Net loss                                            (1,679,993)          --             --       (1,679,993)
                                                           -----------    -----------    -----------    -----------
Balance - December 31, 1998                                $(4,303,405)   $      --      $      --      $ 4,414,977
                                                           ===========    ===========    ===========    ===========






                       See notes to financial statements
                                      F-4

                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                           1998           1997
                                                                           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................   $(1,679,993)   $  (498,503)
Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation ...............................................       200,277        224,789
        Amortization ...............................................       210,653        202,025
        Issuance of common stock for legal services ................        37,500           --
        Other ......................................................         2,175           --

Changes in assets and liabilities, net of effect of acquisition:
        Increase in accounts receivable ............................    (2,271,065)      (444,027)
        Increase in inventories ....................................    (1,119,987)      (641,298)
        Decrease (increase) in prepaid expenses and other
                current assets .....................................       314,888       (142,925)
        Decrease in other assets ...................................        31,361        217,845
        Increase (decrease) in accounts payable and accrued expenses     1,304,000     (1,302,005)
        (Decrease) increase in customers advances ..................       (72,737)        46,385
        (Decrease) increase in related party loans .................      (314,916)       343,154
                                                                       -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES ......................    (3,357,844)    (1,994,560)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Business acquisitions, net of cash acquired ................    (1,700,000)       (57,556)
        Purchases of property and equipment ........................      (200,566)      (286,193)
                                                                       -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES ......................    (1,900,566)      (343,749)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings for purchase of Ben Rickert, Corp. ..............     1,350,000           --
        Increase in revolving line of credit .......................     2,558,262      1,133,393
        Decrease in cash overdraft .................................          --          (10,635)
        Decrease (increase) in restricted cash .....................       290,521        (21,790)
        Decrease in long-term debt .................................      (469,724)    (2,482,819)
        Reduction in capital lease obligations .....................       (38,256)       (16,259)
        Net proceeds from issuance of common stock .................          --        4,164,732
        Net proceeds from issuance of preferred stock ..............     1,237,587           --
                                                                       -----------    -----------
        NET CASH USED IN FINANCING ACTIVITIES ......................     4,928,390      2,766,622
                                                                       -----------    -----------
        Effect of exchange rate ....................................          --          (13,582)
                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH ....................................      (330,020)       414,731

CASH AT BEGINNING OF YEAR ..........................................       414,731           --
                                                                       -----------    -----------
CASH AT END OF YEAR ................................................   $    84,711    $   414,731
                                                                       ===========    ===========

                       See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                                 1998       1997
                                                                 ----       ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

        Cash paid for interest ...............................   $429,620   $231,656
                                                                 ========   ========

        Cash paid for income taxes ...........................   $  4,242   $   --
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

        Additional stock issued to shareholder as compensation
                for acquisition of PLC Group .................   $   --     $892,494
                                                                 ========   ========
        Note issued for the acquisition of Cambridge Business
                Services Corp. ...............................   $   --     $121,012
                                                                 ========   ========
        Purchase of equipment through capital leases .........   $281,518   $   --
                                                                 ========   ========




                       See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT EVENTS

Azurel Ltd. ("Azurel") was incorporated in Delaware on June 26, 1995. In July 1996, the Company formed a subsidiary, Scent 123, Inc. and subsequently acquired the assets of Scent Overnight, Inc., an overnight delivery service of men's cologne and women's fragrances. Azurel intends to market and develop original cosmetic and fragrance lines. As of December 31, 1998, no significant operations had commenced.

In August 1996, Azurel purchased all of the outstanding common stock of Private Label Cosmetics, Inc. and affiliates ("Private Label Group") for cash, notes and common stock aggregating $2,782,500 plus acquisition costs of $285,000. The Private Label Group is located in New Jersey and manufactures cosmetics for sale to major cosmetic companies.

In August 1997, Azurel sold 1,200,000 units consisting of 1,200,000 shares of common stock and an equal number of common stock purchase warrants in an initial public offering. The Company received gross proceeds before underwriter discounts and offering expenses of $5,538,000. Offering expenses were approximately $1,373,000.

Azurel concurrently issued approximately 200,000 common shares to a principal shareholder and a former shareholder as additional consideration for machinery and equipment included in the Private Label Group acquisition.

In October 1997, Azurel acquired all of the outstanding shares of Cambridge Business Services Corporation for $212,000 of which $95,000 was paid at the closing and the balance in February 1998.

Azurel opened a sales and distribution facility in France in the latter part of 1998. Significant operations had not commenced at December 31, 1998.

On July 31, 1998, Azurel acquired from a bank the assets of Ben Rickert, Inc. a manufacturer and distributor of cosmetics, fragrances and gift items, for $1.5 million. The acquisition was financed by $150,000 in cash and a $1,350,000 note.

During the year ended December 31, 1998, the Company issued 1,500 units of convertible preferred stock and warrants for net proceeds of $1,238,000.

Hereinafter all of the above entities are collectively referred to as the "Company".

During the two week period ended April 15, 1999 the Company sold to various investors an aggregate of 716,667 shares of its common stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000. In addition, an aggregate of 179,167 warrants (one warrant for every four shares) to purchase shares of the Company's common stock at an exercise price of $2.00 per share were issued to the above investors. The Company has received $650,000 of such monies with the balance to be received shortly. The Company is also seeking to raise up to $5,000,000 for the sale of up to 3,333,333 shares of common stock on substantially the same terms as above. The consummation of such sale cannot be assured.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



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

c. Inventories - Inventories are recorded at the lower of cost or market. Cost was determined using the FIFO method.

d. Property and equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

e. Deferred financing costs - Deferred financing costs are charged to interest expense over the terms of the respective loans.

f. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

g. Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

h. Stock based compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

i. Goodwill - Goodwill resulting from various acquisitions represents the remaining unamortized value of the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized on a straight line basis over a period of 20 years. The Company periodically assesses the recoverability of the cost of its goodwill for impairment.

j. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1998, the Company believes that there has been no impairment of its long-lived assets.

k. Earnings per share - Basic net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


3. Ben Rickert, Inc. Acquisition

     The following table gives an aggregate summary of the acquisition in July 1998 of the assets of Ben Rickert, Inc.


     Purchase Price .........................................       $ 1,500,000

     Acquisition Costs ......................................           200,000

     Fair Value of Assets Acquired ..........................        (2,376,000)

     Fair Value of Liabilities Assumed ......................           676,000
                                                                    -----------
     Total ..................................................       $      --
                                                                    ===========

The detailed components consist of the following:

     Purchase Price
     --------------

     Cash to Sellers ........................................       $   150,000

     Notes to Sellers .......................................         1,350,000
                                                                    -----------
        Total Purchase Price ................................       $ 1,500,000
                                                                    ===========
     Fair Market Value of Assets Acquired
     ------------------------------------

     Accounts Receivable ....................................       $   384,000

     Inventory ..............................................         1,992,000
                                                                    -----------

        Total Fair Value of Assets ..........................       $ 2,376,000
                                                                    ===========

     Fair Market Value of Liabilities Assumed
     ----------------------------------------

     Accrued Expenses .......................................       $   631,000

     Notes to Related Party .................................            45,000
                                                                    -----------
        Total Fair Value of Liabilities .....................       $   676,000
                                                                    ===========

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



Subsequent to the purchase of the assets of Ben Rickert, Inc., the Company completed its evaluation of the acquisition and determined that inventory was overstated by $1,112,000 and liabilities were understated by $31,000. The above amounts have been adjusted to reflect such revaluation.

The following tables summarize pro forma consolidated results of operations (unaudited) of the Company and the 1998 and 1997 Ben Rickert asset acquisition as though the acquisition had been consummated at January 1, 1997. The pro forma amounts give effect to the appropriate adjustments of the fair value of assets acquired and the amortization of goodwill depreciation and the debt incurred and resulting interest expense.

                                                  Azurel Without Ben Rickert
                                                    Year Ended December 31,
                                                  ---------------------------
                                                      1998             1997
                                                      ----             ----

Total Revenue ............................      $ 15,581,843       $ 12,481,556

Net Loss .................................      $   (895,727)      $   (498,503)

Basic Net Loss Per Share .................      $       (.17)      $       (.11)

Weighted Average Number of Shares ........         5,306,245          4,468,325


                                                     Ben Rickert Corp. Only
                                                     Year Ended December 31,
                                                  ---------------------------
                                                     1998               1997
                                                     ----               ----

Total Revenue ............................      $  7,679,081       $ 11,348,766

Net Loss .................................      $ (4,549,834)      $ (2,807,221)

Basic Net Loss Per Share .................      $       (.86)      $       (.63)

Weighted Average Number of Shares ........         5,306,245          4,468,325

                                                          Consolidated
                                                      Year Ended December 31,
                                                  ----------------------------
                                                     1998              1997
                                                     ----              ----

Total Revenue ............................      $ 23,260,924       $ 23,830,322

Net Loss .................................      $ (5,445,561)      $ (3,305,724)

Basic Net Loss Per Share .................      $      (1.03)      $       (.74)

Weighted Average Number of Shares ........         5,306,245          4,468,325

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


4. INVENTORIES

     Inventories at December 31, 1998 consisted of the following:

         Raw Materials ........................................   $2,508,310
         Work In Process ......................................      885,703
         Finished Goods .......................................    1,601,100
                                                                  ----------
                                                                  $4,995,113
                                                                  ==========


5. RELATED PARTY TRANSACTIONS

     Amounts due from related parties consist of loans and advances to officers, shareholders and an affiliated entity. The loans are interest-free and are summarized as follows:

         Loans to affiliate .............................      $133,179
         Advances to officers/shareholders ..............        40,859
                                                               --------
                                                                174,038

         Less loans to affiliate - non-current ..........        49,066
                                                               --------
                                                               $124,972
                                                               ========

     Additionally, trade receivables included $21,500 due from affiliates at December 31, 1998.

     Private Label Group has an informal arrangement with an affiliate to sublease part of its facilities at a cost of $86,000 per annum.


6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            Estimated years  December 31,
                                            of useful lives      1998
                                            ---------------  ------------

         Furniture and fixtures ............    5 years     $    21,779
         Machinery and equipment held
              under capital leases .........    5-7 years       332,304
         Machinery and equipment ...........    3-9 years     3,845,842
         Leasehold improvements ............    15 years        254,613
                                                            -----------
                                                              4,454,538

         Less accumulated depreciation .....                  2,697,094
                                                             ----------
                                                             $1,757,444
                                                             ==========

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


7. FORMULAE AND CUSTOMER LIST

     These assets which result from the acquisition of Private Label Group are summarized as follows:

                                               Estimated
                                              Useful Life       Cost
                                              -----------    ----------

         Formulae .........................     15 Years     $2,285,000
         Customer list ....................     19 Years        952,000
                                                             ----------
                                                              3,237,000

         Less accumulated amortization ....                     466,457
                                                             ----------
                                                             $2,770,543
                                                             ==========

8. GOODWILL:

     Goodwill which results from the acquisition of Private Label Group and Cambridge is as follows:

                                                    Estimated
                                                   Useful Life     Cost
                                                   -----------   --------
         Goodwill ..............................     20 Years    $164,265
         Less accumulated amortization .........                    8,213
                                                                 --------
                                                                 $156,052
                                                                 ========

9. REVOLVING CREDIT FACILITY

     In February 1998, the Company refinanced its borrowing arrangement with a financial institution. The line of credit was increased to $3,500,000 and bears interest at 2.5% per annum above the existing prime rate. In September 1998, the Company financed an additional $4,000,000 line of credit with the institution for the Ben Rickert Corp subsidiary at 2.5% per annum interest rate above prime. Proceeds of $1,350,000 from such credit line was used to repay the loan for the acquisition of the assets of Ben Rickert, Inc. Borrowings are secured by trade receivables, inventories and a second lien on machinery and equipment; except for Ben Rickert borrowing which have a first lien on machinery and equipment.


10. LONG-TERM DEBT

     The following is a summary of long-term debt at December 31, 1998:

     Note payable -- shareholder, payable in monthly installments of
     $5,551 including interest at 6% per annum, through August
     2003. ............................................................ $264,377

     Note payable -- shareholder, payable in semi-annual installments
     of $9,219 plus interest at 9% per annum, through 2000.  ..........   36,876

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


     Note payable -- payable on the earlier of December 31, 1999, or upon receipt by the Company of gross proceeds of at least
     $1,000,000 pursuant to any public or private debt or equity financing of any securities of the Company, the principal plus interest at 9% per annum. ........................................$ 149,574

     Note payable - shareholder, payable in semi-annual installments of
     $184,375 plus interest at 9% per annum, through October 2000.
     ..................................................................  737,500

     Note payable -- payable in monthly installments of $16,667 plus interest at 11.3% per annum through 2001. The note is secured by machinery and equipment. .........................................  600,000
                                                                       ---------
                                                                       1,788,327

Less current portion...................................................  784,352
                                                                       ---------
                                                                      $1,003,975
                                                                      ==========

     Notes payable to shareholders are unsecured.

     Long-term debt mature as follows:

          2000..............................................$   642,170
          2001..............................................    258,373
          2002..............................................     61,974
          2003..............................................     41,458
                                                            -----------
                                                             $1,003,975
                                                            ===========

     The fair value of the Company's long term debt approximates its carrying amount.


11. OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases certain equipment under various capital lease arrangements expiring in July 1999 through June 2003:

        Current Long-Term
        Portion Portion Total

          Total minimum lease payments          $ 80,954   $ 254,165  $ 335,119

          Less: Amounts representing interest     37,106      41,694     78,800
                                                --------   ---------  ---------
                                                $ 43,848   $ 212,471  $ 256,319
                                                ========   =========  =========

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


12. INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1998, the Company had net deferred tax assets of $2,120,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

     The following table illustrates the source and status of the Company's major deferred tax assets:

         Net operating loss carryforward ...............   $ 1,008,000
         Accumulated depreciation book/tax difference ..       804,000
         Accounts receivable allowance .................        28,000
         Inventory allowance ...........................       280,000
         Valuation allowance ...........................    (2,120,000)
                                                           -----------
         Net deferred tax asset recorded ...............   $      --
                                                           ===========

     The provision for income taxes for year ended December 31, 1998 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

         Income tax benefit computed at statutory rate ..    $(571,000)

         Tax benefit not recognized .....................      571,000
                                                             ---------
         Provision for income taxes .....................    $    --
                                                             =========

     The Company has net operating loss carry forwards for tax purposes totaling $2,521,000 at December 31, 1998 expiring in the years 2010 to 2013. Approximately $952,000 of the carry forwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The annual limitation is based primarily on the value of the Private Label Group as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate.

13. STOCK OPTION AND WARRANTS

     In March 1997, the Company adopted a stock option plan which provides for grants to officers and other employees, directors, consultants and other persons who perform significant services for the Company. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the time of the grant. Options to acquire up to 1,750,000 shares may be granted under the plan.

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



     For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for stock options granted during the years ended December 31, 1998 and 1997, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk-free interest rate of 5.7% and expected life of five years. The weighted-average fair value of the stock options granted during the years ended December 31, 1998 and 1997 were $.50 and $2.03, respectively.

     If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $1.77 million and $.33 in 1998 and $.52 million and $.12 in 1997.

     Prior to the Company's initial public offering, 980,500 warrants were issued at an exercise price of $4.50 per share. The Company issued 1,200,000 warrants in connection with the initial public offering of its common stock. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable commencing July 30, 1998 and expire in July 2003. The warrants are redeemable by the company at a price of $.10 each commencing July 30, 1998 and thereafter up to their expiration. The Company additionally issued 120,000 redeemable warrants to the underwriter for $18,000. Such warrants are exercisable for four years commencing July 30, 1998 at a price equal to 150% of the initial public offering price of the Common Stock and Redeemable Warrants. Also, 180,000 warrants were issued pursuant to the exercise of the underwriter's over-allotment option. During 1998, the Company issued 200,000 warrants at an exercise price of $2 per share. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $2.00 per share. The Company has reserved 2,680,500 shares of common stock for issuance upon exercise of the warrants.


                                                        Options                                    Warrants
                                          ----------------------------------------------------------------------------------

                                           Number      Price per    Number of       Number        Price per     Number of
                                            of           Share       Shares           of            Share         Shares
                                           Shares        Range     Exercisable      Shares          Range       Exercisable

         Outstanding
                 at January 1,1997 ..         --            --           --              --              --          --

         Granted ....................      166,250    $4.25- 4.38                  2,480,500       $    6.75         --

         Canceled ...................      (12,000)   $4.25- 4.38        --              --              --          --
                                         ---------                   ---------     ----------                     --------
         Outstanding
                 at December 31, 1997      154,250    $4.25- 4.38        --         2,480,500      $    6.75         --
                                                      ===========    =========                     =========      ========

         Granted ....................    1,546,352    $ .81-$4.00                     200,000      $    2.00         --

         Canceled ...................     (227,250)   $ .81-$4.38                        --              --          --
                                         ---------                   ---------      ---------                     ---------

         Outstanding
                 at December 31, 1998    1,473,352    $ .81-$4.38        --         2,680,500      $2.00-$6.75    2,680,500
                                         =========    ===========     ========      =========      ===========    =========

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


14. PREFERRED STOCK

     The Company is authorized to issue preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights. During 1998, the Company issued 1,500 units of convertible preferred stock and warrants. Each unit consisted of
     (i) one share of the Company's Series A Convertible Preferred Stock, par value $.001 per share, convertible into shares of the Company's common stock, par value $.001 per share, and (ii) a warrant to acquire 375 shares of Common Stock. The purchase price per unit was $1,000. Net proceeds received were $1,238,000.

15. LEASES

     The Company is obligated under two leases for its two operating facilities in New Jersey. The annual rentals for the first facility range from $493,000 to $547,000 and expires in August 2004. The Company sub-lets part of its premises to a related party for an annual rental of $86,000. The second facility has a monthly rent of $60,000 through June 1999. The Company is negotiating a three-year lease with the landlord for lesser space at the current location. The Company is further obligated under a lease for its administrative and marketing facility in New York City for annual rentals of $75,000 through April 2001. In addition, the Company rents its facility in Long Island on a month-to-month basis at $3,000 per month.

     Total rent expense for the years ended December 31, 1998 and 1997 was $897,000 and $574,000, respectively.

     Future minimum rental payments under non cancelable leases as of December 31, 1998 were as follows:

Year Ended      Amount

            1999....................................... $  928,000
            2000....................................... $  580,000
            2001....................................... $  545,000
            2002....................................... $  353,000
                                                        ----------
                                                        $2,406,000
                                                        ==========

16. SIGNIFICANT CUSTOMERS

     Three separate customers represented 20%, 18%, and 13% of 1998 sales, while two separate customers accounted for 19% and 10% of 1997 sales.


17. COMMITMENTS

     a. In October 1997, the Company entered into a license agreement with the owner of the "Hang-Ten" trademark. The agreement grants the Company the exclusive right to manufacture and distribute cosmetics and other items under the "Hang-Ten" mark. The agreement which expires in December 2003, requires the Company to pay aggregate minimum royalties of $563,000 through December 2003.

                          AZUREL LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



     b. The Company has a three-year employment agreement with an officer for a base salary of $250,000 which expires in August 1999. The officer has an option to renew the agreement for an additional two years. Additionally, the officer will receive a bonus equal to 10% of the Private Label Group's annual profits, as defined, in excess of $500,000 for the years ending December 31, 1997, 1998 and 1999. The officer earned bonuses of $80,000 and $76,000 for the years ended December 31, 1998 and 1997, respectively.

     c. The Company is obligated under a consulting agreement with a former officer for monthly payments of $11,117 through August 2003.

     d. The Company is obligated under a three-year employment agreement with its chief executive officer commencing November 1, 1998. The officer will receive an annual salary of $135,000 plus bonuses as determined by the Board of Directors.

     e. The Company is obligated under a three-year employment agreement with its chief operating officer commencing January 1, 1999. The officer will receive an annual salary of $110,000 plus bonuses as determined by the Board of Directors.

     f. The Company is obligated under a five-year employment agreement with its vice president of research for the period from October 1998 through October 2003 at an annual salary ranging from $112,000 to $132,000 through March 2000, increasing up to $141,000 per annum, thereafter.