Form 10QSB
period 1999-03-31
AZUREL LTD
filed 1999-05-14
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                         ---------    --------

         Commission file number:    0-22809
                                    -------


                                   AZUREL LTD.
                                   -----------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   DELAWARE                                    13-3842844
                   --------                                    ----------
         State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization                    Identification No.)


                     509 MADISON AVENUE, NEW YORK, NY 10022
                    -----------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (212) 317- 0712
                                 ---------------
                 (Issuer's telephone number including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                  Yes    X                             No
                        ---                               ---

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 12, 1999 was 5,318,845 shares.

Transitional Small Business Disclosure Format (check one):

                  Yes                                  No  X
                        ---                               ---

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----


                                                                  Page
                                                                 Number
                                                                ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets                                    1
     Consolidated Statements of Operations                          2
     Consolidated Statements of Cash Flows                         3-4
     Notes to Financial Statements                                 5-6

Item 2 - Management's Discussion and Analysis or
     Plan of Operation                                             7-10

PART II - OTHER INFORMATION

Item 3 - Other Information                                         11


SIGNATURE                                                          12

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

                           ITEM 1 FINANCIAL STATEMENTS
                           ---------------------------


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                     March 31,    December 31,
                                                                       1999          1998
                                                                    -----------   -----------
                                                                    (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash                                                         $      82,395 $      84,711
    Accounts receivable, net of allowance for
       doubtful accounts of $118,000 and $71,000                     3,529,911     4,640,440
    Inventories                                                      4,795,277     4,995,113
    Due from related parties                                           139,704       124,972
    Prepaid expenses and other current assets                          197,305        55,947
                                                                    -----------   -----------
       TOTAL CURRENT ASSETS                                          8,744,592     9,901,183

FURNITURE AND EQUIPMENT                                              1,703,115     1,757,444

GOODWILL                                                               155,989       156,052

FORMULAE AND CUSTOMER LISTS                                          2,717,944     2,770,543

DUE FROM RELATED PARTY                                                  --            49,066

OTHER ASSETS                                                           114,346        90,273
                                                                    -----------   -----------


                                                                 $  13,435,986 $  14,724,561
                                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                     $   3,933,429 $   5,041,655
    Accounts payable                                                 3,116,706     2,696,913
    Notes payable                                                      845,000        --
    Accrued expenses and other liabilities                             528,996       494,962
    Customer advances                                                   53,925        31,408
    Current portion of long-term debt                                  867,566       784,352
    Capital lease obligation - current portion                          85,402        43,848
                                                                    -----------   -----------
       TOTAL CURRENT LIABILITIES                                     9,431,024     9,093,138

LONG TERM DEBT                                                       1,146,001     1,003,975

CAPITAL LEASE OBLIGATION- NON-CURRENT PORTION                          165,592       212,471


STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, authorized 1,000,000, 1,500
       issued and outstanding                                        1,237,587     1,237,587
    Common stock, $.001 par value, authorized 24,000,000 shares, issued and outstanding 5,318,845 shares in 1999;
       5,318,745 in 1998                                                 5,319         5,319
    Additional paid-in-capital                                       7,475,576     7,475,476
    Accumulated deficit                                             (6,024,470)   (4,303,405)
    Translation gain/loss                                                 (643)       --
                                                                    -----------   -----------
       TOTAL STOCKHOLDERS'  EQUITY                                   2,693,369     4,414,977
                                                                    -----------   -----------

                                                                 $  13,435,986 $  14,724,561
                                                                    ===========   ===========

                       See notes to financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                              Three Months ended March 31,
                                                       ------------------------------------------
                                                              1999                   1998
                                                       -------------------    -------------------

NET SALES                                            $          4,092,011   $          2,989,289

COST OF GOODS SOLD                                              3,815,536              2,133,359
                                                       -------------------    -------------------

GROSS PROFIT                                                      276,475                855,930

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    1,849,800              1,179,442
                                                       -------------------    -------------------

LOSS FROM OPERATIONS                                           (1,573,325)              (323,512)

INTEREST EXPENSE                                                  147,740                 98,865
                                                       ------------------------------------------

NET LOSS                                             $         (1,721,065)  $           (422,377)
                                                       ===================    ===================


BASIC LOSS PER COMMON SHARE                          $             (0.32)   $              (0.08)
                                                       ===================    ===================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      5,318,845              5,293,745
                                                       ===================    ===================









                       See notes to financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                                       Three months Ended Mar. 31,
                                                                                      ------------------------------
                                                                                          1999             1998
                                                                                      --------------   -------------
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $     (1,721,065) $     (422,377)
                                                                                      --------------   -------------

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                          64,294          83,363
       Amortization                                                                          52,662          50,610
       Amortization of deferred financing costs                                               2,231           --
       Translation loss                                                                        (643)          --

   Changes in assets and liabilities:
       Decrease in accounts receivable                                                    1,110,529         241,217
       Decrease in inventories                                                              199,836          35,757
       (Increase) decrease in prepaid expenses and other current assets                    (141,358)         11,160
       Decrease in other assets                                                               8,030          35,138
       Increase (decrease) in accounts payable and accrued expenses                         453,828        (278,289)
       Increase (decrease) in customer advances                                              22,517         (48,185)
       (Decrease) increase in related party loans                                             --           (115,342)
                                                                                      --------------   -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   50,860        (406,948)
                                                                                      --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                                                    (9,965)       (109,884)
                                                                                      --------------   -------------
       NET CASH USED IN INVESTING ACTIVITIES                                                 (9,965)       (109,884)
                                                                                      --------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:

       Decrease in revolving line of credit                                              (1,108,226)        (57,482)
       Increase in cash overdraft                                                            --              30,074
       Increase in restricted cash                                                           --             290,521
       Increase in notes payable                                                            845,000           --
       Increase in long-term debt                                                           313,216          57,482
       Decrease in capital lease obligations                                                (14,593)            (47)
       Payment of long term debt                                                            (78,708)       (179,051)
       Proceeds from exercise of stock options                                                  100           --
                                                                                      --------------   -------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (43,211)        141,497
                                                                                      --------------   -------------

NET DECREASE IN CASH                                                                         (2,316)       (375,335)

CASH, beginning of period                                                                    84,711         414,731
                                                                                      --------------   -------------

CASH, end of period                                                                $         82,395  $        --
                                                                                      ==============   =============




                       See notes to financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                                       THREE MONTHS ENDED MAR. 31,
                                                                                          1999            1,998
                                                                                      --------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Cash paid during the period for:
       Interest                                                                    $        134,528  $       52,727
                                                                                      ==============   =============
       Taxes                                                                       $          3,385  $      -
                                                                                      ==============   =============














                        See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        THREE MONTHS ENDED MARCH 31, 1999
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements as of March 31, 1999 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 1999.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       REVOLVING LINE OF CREDIT
         ------------------------

         On January 21, 1999, Finova Capital Corporation, under the terms of their $4,000,000 line of credit, extended a $500,000 over-advance to Ben Rickert Corp., to be repaid as follows:
         June 1, 1999     $250,000
         July 1, 1999     $250,000

3.       NOTES PAYABLE
         -------------

         During the first quarter of 1999, the Company borrowed an aggregate of $850,000 in unsecured short term notes at interest rates ranging from 8% to 20.8%.

4.       BEN RICKERT, INC. ACQUISITION
         -----------------------------

         On July 31, 1998, the Company acquired from Summit Bank the assets of Ben Rickert, Inc., a manufacturer and distributor of cosmetics, fragrances and gift items, for $1.5 million.

         The following tables summarizes pro forma consolidated results of operations (unaudited) of the Company and the 1998 Ben Rickert asset acquisition as though the acquisition had been consummated at January 1, 1998. The pro forma amounts give effect to the appropriate adjustments for the fair value of assets acquired and the amortization of goodwill, depreciation and the debt incurred and resulting interest expense.


                                                         Azurel Without Ben Rickert
                                                         Three Months Ended March 31,
                                                           1999                 1998
                                                       -----------------   ------------
         Total Revenue                                 $  3,444,576        $  2,989,289
         Net Loss                                      $   (365,638)       $   (422,377)
         Net Loss Per Share                            $      (0.07)       $      (0.08)

         Weighted Average Number of Shares             5,318,845 shares   5,293,745 shares



                                                           Ben Rickert Corp Only
                                                         Three Months Ended March 31,
                                                            1999                1998
                                                       --------------      ------------
         Total Revenue                                 $    647,435        $  1,090,926
         Net Loss                                      $ (1,355,427)       $ (1,428,527)
         Net Loss Per Share                            $      (0.25)       $      (0.27)

         Weighted Average Number of Shares             5,318,845 shares   5,293,745 shares



                                                                 Consolidated
                                                         Three Months Ended March 31,
                                                            1999                1998
                                                       --------------      ------------
         Total Revenue                                 $  4,092,011        $  4,080,215
         Net Loss                                      $ (1,721,065)       $ (1,850,904)
         Net Loss Per Share                            $      (0.32)       $      (0.35)

         Weighted Average Number of Shares             5,318,845 shares   5,293,745 shares


         The consolidated results of operations without the impact of Ben Rickert, indicate a decreased loss for the three months ended March 31, 1999 as compared to the same period in 1998. Sale of closeout merchandise and disposal of obsolete Ben Rickert inventory had a $700,000 negative impact on 1999 results.

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

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.


FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------

Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, manufactures, markets, and sells private label cosmetics, fragrances and skincare products. Prior to the completion of the acquisitions of the subsidiaries, Azurel focused its operations on negotiating and consummating such acquisitions and developing and implementing marketing strategies for its branded products.

In August 1996, Azurel acquired the stock of Private Label Group (PLC), and in October 1996, Azurel acquired the stock of Scent Overnight (currently Scent 1-2-3).

In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

On July 31, 1998, Ben Rickert Corp ("Ben Rickert") a wholly owned subsidiary of Azurel acquired the assets of Ben Rickert, Inc. ("BRI"), a 28-year old cosmetic company, for $1.5 million. The Ben Rickert acquisition will help Azurel more than double its core business, based on BRI's 1998 fiscal year end sales of $10.9 million, which were prior to Azurel's acquisition of BRI. Azurel expects to enjoy numerous advantages, such as transferring much of BRI's out source manufacturing to PLC, as well as reducing overhead by combining several departments. Additionally, the acquisition allows Azurel to enter the soap manufacturing business and affords the Company more clout with `key account' retailers for other Azurel product lines.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended March 31, 1999 were $4,092,011 compared to $2,989,289 for the three months ended March 31, 1998. This increase is largely attributable to a $600,000 increase in sales to a major customer at PLC. The division expects the increased business from this customer to continue. The other major factor is the acquisition of Ben Rickert in July, 1998 (see page 6 analysis).

Cost of sales was $3,815,536 and $2,133,359 for the three months ended March 31, 1999 and the three months ended March 31, 1998, respectively. Gross profit as a percentage of revenue was 6.8% for the three months ended March 31, 1999 and 28.6% for the three months ended March 31, 1998. The deterioration in gross profit percentage in the quarter ended March 31, 1999 was primarily the result of $700,000 of losses incurred at Ben Rickert in the sale of closeout merchandise and the disposal of obsolete inventory.

Selling, general and administrative expenses for the three months ended March 31, 1999 and the three months ended March 31, 1998 were $1,849,800 and $1,179,442, respectively. The increase in selling, general and administrative expenses was due primarily to expenses associated with the Ben Rickert operations ($622,224).

For the three months ended March 31, 1999 and the three months ended March 31, 1998, the Company's net income included non-cash expenses of $118,544 and $133,973, respectively. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

Interest expense was $147,740 for the three months ended March 31, 1999 and $98,865 for the three months ended March 31, 1998. The increase represents interest expense related to the Ben Rickert subsidiary ($85,960), partially offset by reduced borrowing levels at the other operating locations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity is accounts receivable of $3,529,911, and inventory of $4,795,277.

The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants which resulted in approximately $4,800,000 to the Company.

In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation until February 2000. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the subsidiary Ben Rickert Corp in September 1998 with Finova. The terms and expiration date are the same as the $3,500,000 line of credit except that the $4 million line is secured by Ben Rickert's receivables, inventory and a first lien on Ben Rickert's machinery and equipment. In January 1999, Ben Rickert received a $500,000 over-advance from Finova, to be repaid half in June 1999 and the balance in July.

In March 1998, the Company obtained a 5-year term loan of $272,112, secured by new equipment and machinery, at a rate of approximately 10.5%, with The CIT Group.

On August 12,1998 the Company obtained $1,237,587 additional equity through the issuance of preferred shares.

During the first quarter of 1999, Azurel borrowed an aggregate of $850,000 in unsecured notes, at interest rates ranging from 8% to 20.8%.

Cash provided by operations for the first quarter 1999 was $50,860 as compared to $406,948 used in operations for the first quarter 1998. Losses before non-cash expenses of $1,601,878 in 1999, were funded essentially by a decrease in accounts receivable, $1,110,529, and an increase in accounts payable $453,828.

Increases of $850,000 in notes payable and $313,216 in long term debt essentially offset a $1,108,226 decrease in the revolving line of credit, as $43,211 in cash was used in financing activities in the first quarter of 1999, as compared to $141,497 net cash provided by financing activities in the first quarter 1998.

Cash availability as of March 31, 1998, against the Finova revolving line of credit was approximately $69,000. Additionally, during the two week period ended April 15, 1999, the Company sold to various investors an aggregate of 716,667 shares of its common stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000. In addition, an aggregate of 179,167 warrants (one warrant for every four shares), to purchase shares of Azurel's common stock at an exercise price of $2.00 per share, were issued to the above investors. The Company has received all such monies and is also seeking to raise up to $5,000,000 for the sale of up to 3,333,333 shares of common stock on substantially the same terms as above, subject to NASDAQ approval.

         PART II - OTHER INFORMATION
         ---------------------------


         Item 3.   EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------
         (a.)      EXHIBIT          DESCRIPTION
                   -------          -----------
                      27                Financial Data Schedule

         (b.)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    AZUREL LTD.




                                                    /S/ GERARD SEMHON
                                                    -----------------
                                                    Gerard Semhon
                                                    Chief Executive Officer



                                                    /S/ PHILIP G. ORSI
                                                    ------------------
                                                    Philip G. Orsi
                                                    Chief Financial Officer



         Dated : May 13, 1999