Form 10QSB
period 1999-06-30
AZUREL LTD
filed 1999-08-12
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


                        509 MADISON AVENUE, NEW YORK, NY
                        --------------------------------
            10022 (Address of principal executive office) (Zip Code)

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 10, 1999 was 6,107,179 shares.

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

                                     PART I
                                     ------
                             FINANCIAL INFORMATION
                             ---------------------
                          ITEM 1 FINANCIAL STATEMENTS
                          ---------------------------


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                    June 30,        December 31,
                                                                     1999              1998
                                                                  -----------       ------------

                                                                   (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
    Cash                                                          $    89,000    $    84,711
    Accounts receivable, net of allowance for
      doubtful accounts of $124,000 and $71,000                     3,829,197      4,640,440
    Inventories                                                     4,335,529      4,995,113
    Due from related parties                                          110,704        124,972
    Prepaid expenses and other current assets                         268,501         55,947
                                                                  -----------    -----------
      TOTAL CURRENT ASSETS                                          8,632,931      9,901,183

FURNITURE AND EQUIPMENT                                             1,773,514      1,757,444

GOODWILL                                                              155,926        156,052

FORMULAE AND CUSTOMER LISTS                                         2,665,345      2,770,543

DUE FROM RELATED PARTY                                                   --           49,066

OTHER ASSETS                                                          251,460         90,273
                                                                  -----------    -----------


                                                                  $13,479,176   $14,724,561
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                      $ 3,313,762    $ 5,041,655
    Accounts payable                                                2,357,141      2,696,913
    Notes payable                                                     845,000           --
    Accrued expenses and other liabilities                            743,614        494,962
    Customer advances                                                 249,102         31,408
    Current portion of long-term debt                                 853,231        784,352
    Capital lease obligation - current portion                         66,725         43,848
                                                                  -----------    -----------
      TOTAL CURRENT LIABILITIES                                     8,428,575      9,093,138

LONG TERM DEBT                                                      2,416,011      1,003,975

CAPITAL LEASE OBLIGATION- NON-CURRENT PORTION                         231,750        212,471

MINORITY INTEREST                                                         357           --

STOCKHOLDERS'  EQUITY:
    Preferred stock, $.001 par value,
     authorized 1,000,000, 1,500
     issued and outstanding                                         1,237,587      1,237,587
    Common stock, $.001 par value,
     authorized 24,000,000 shares,
     issued and outstanding
     6,107,179 shares in 1999;
     5,318,745 in 1998                                                  6,107          5,319
    Additional paid-in-capital                                      8,549,788      7,475,476
    Accumulated deficit                                            (7,391,598)    (4,303,405)
    Translation gain/loss                                                 600           --
                                                                  -----------    -----------
      TOTAL STOCKHOLDERS'  EQUITY                                   2,402,484      4,414,977
                                                                  -----------    -----------

                                                                  $13,479,176    $ 14,724,561
                                                                  ===========    ============




                       See notes to financial statements.

                                AZUREL LTD. AND SUBSIDIARIES
                                ----------------------------

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------


                                               Three Months ended June 30,    Six Months ended June 30,
                                               --------------------------------------------------------
                                                   1999           1998           1999          1998
                                               ------------   -----------    -----------    -----------

NET SALES                                      $ 4,670,989    $ 3,302,062    $ 8,763,000    $ 6,291,351

COST OF GOODS SOLD                               4,496,601      2,190,540      8,312,137      4,323,899
                                               -----------    -----------    -----------    -----------

GROSS PROFIT                                       174,388      1,111,522        450,863      1,967,452

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     2,028,681      1,283,163      3,878,481      2,462,605
                                               -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                            (1,854,293)      (171,641)    (3,427,618)      (495,153)

INTEREST EXPENSE                                   250,926         78,045        398,666        176,910

GAIN ON SALE OF FIXED ASSETS                       237,924           --          237,924           --

OTHER INCOME - CONSULTING                          500,000           --          500,000           --
                                               -----------    -----------    -----------    -----------

NET LOSS                                       $(1,367,295)   $  (249,686)   $(3,088,360)   $  (672,063)
                                               ===========    ===========    ===========    ===========


BASIC LOSS PER COMMON SHARE                    $     (0.23)   $     (0.05)   $     (0.54)   $     (0.13)
                                               ===========    ===========    ===========    ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,053,845      5,293,745      5,686,345      5,293,745
                                               ===========    ===========    ===========    ===========












                             See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                    Six months Ended June 30,
                                                                 ------------------------------
                                                                     1999             1998
                                                                 -------------    -------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $   (3,088,360)   $   (672,063)
                                                                --------------    ------------

   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation                                                    127,542         111,556
       Amortization                                                    105,324         107,358
       Amortization of deferred financing costs                          4,462          --
       Translation loss                                                    767          --
       Gain on sale of fixed assets                                   (237,924)         --

   Changes in assets and liabilities:
       Decrease in accounts receivable                                 811,243          83,945
       Decrease (increase) in inventories                              659,584        (373,112)
       (Increase) decrease in prepaid expenses
       and other current assets                                       (212,554)         56,030
       (Increase) decrease in other assets                            (102,315)         77,754
       (Decrease) increase in accounts payable
       and accrued expenses                                            (91,120)        130,685
       Increase (decrease) in customer advances                        217,694         (46,385)

                                                                --------------    ------------
       NET CASH USED IN OPERATING ACTIVITIES                        (1,805,658)       (524,232)
                                                                --------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                             (149,187)       (306,818)
       Disposal of property and equipment                              243,500         --
                                                                --------------    ------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              94,313        (306,818)
                                                                --------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:

       (Decrease) increase in revolving line of credit              (1,727,893)        169,737
       Increase in notes payable                                       845,000         418,366
       Decrease in restricted cash                                    --               290,521
       (Decrease) in related party loans                              --              (149,983)
       Borrowings from long term debt                                1,910,294         --
       (Decrease) in capital lease obligations                         (36,020)        --
       Payment of long term debt                                      (351,203)       (272,666)
       Increase in minority interest                                       357         --
       Proceeds from exercise of stock options                             100         --
       Proceeds from issuance of common stock                        1,075,000         --
                                                                --------------   -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,715,635         455,975
                                                                --------------   -------------

NET INCREASE (DECREASE) IN CASH                                          4,289        (375,075)

CASH, beginning of period                                               84,711         414,731
                                                                --------------   -------------

CASH, end of period                                             $       89,000    $     39,656
                                                                ==============   =============




                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                      Six Months Ended June 30,
                                                        1999            1998
                                                    ----------      -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:


   Cash paid during the period for:
       Interest                                  $     193,180    $     188,868
                                                 ==============   =============





                       See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                         SIX MONTHS ENDED JUNE 30, 1999
                         ------------------------------

                                   (UNAUDITED)
                                   -----------


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements as of June 30, 1999 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended June 30, 1999.

     The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   REVOLVING LINE OF CREDIT
     ------------------------

     On January 21, 1999, Finova Capital Corporation, under the terms of their $4,000,000 line of credit, extended a $500,000 over-advance to Ben Rickert Corp. On June 2, 1999, $250,000 of the over-advance was repaid. An additional $100,000 has been repaid in the third quarter.

3.   NOTES PAYABLE
     -------------

     During the first quarter of 1999, the Company borrowed an aggregate of $850,000 in unsecured short term notes at interest rates ranging from 8% to 20.8%. In May, 1999, the Company borrowed an additional $1,528,167. As consideration, the Company has pledged a majority of PLC common stock, and is obligated to pay monthly interest at a rate of 8% for a period of 2 years, at which time the entire principal on the unsecured note is payable.

4.   CONSULTING AGREEMENT
     --------------------

     On June 1, 1999, the Company entered into an agreement to design, develop, implement, and launch, a world wide web site for a client. This project, for which the Company was paid $500,000, was successfully completed by the end of June.

5.   BEN RICKERT, INC. ACQUISITION
     -----------------------------

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


                                               Azurel Without Ben Rickert
                                                Six Months Ended June 30
                                               1999                1998
                                          -------------       ------------
     Total Revenue                        $  7,276,828        $  6,291,351
     Net Loss                             $   (299,976)       $   (672,063)
     Net Loss Per Share                   $      (0.06)       $      (0.13)

     Weighted Average Number of Shares    5,686,345 shares      5,293,745 shares

                                                  Ben Rickert Corp Only
                                                 Six Months Ended June 30
                                              1999               1998
                                          ------------        ------------
     Total Revenue                        $  1,486,172        $  2,088,168
     Net Loss                             $ (2,788,384)       $ (2,849,630)
     Net Loss Per Share                   $      (0.52)       $      (0.54)

     Weighted Average Number of Shares    5,686,345 shares      5,293,745 shares

                                                     Consolidated
                                                Six Months Ended June 30
                                              1999               1998
                                          -------------       ------------
     Total Revenue                        $  8,763,000        $  8,379,519
     Net Loss                             $ (3,088,360)       $ (3,521,693)
     Net Loss Per Share                   $      (0.58)       $      (0.67)

     Weighted Average Number of Shares    5,686,345 shares    5,293,745 shares

     The consolidated results of operations without the impact of Ben
     Rickert, indicate higher sales volumes, which translated into a 55% reduction in losses for the six months ended June 30, 1999 as compared to the same period in 1998. The sale of closeout merchandise and the disposal of obsolete Ben Rickert inventory had approximately a $1,600,000 negative impact on first half 1999 results.

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


FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
---------------------------------------------------------

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

In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

On July 31, 1998, Ben Rickert Corp ("Ben Rickert") a wholly owned subsidiary of Azurel acquired the assets of Ben Rickert, Inc., a 28-year old cosmetic company, for $1.5 million. The Ben Rickert acquisition will help Azurel to enjoy numerous advantages, such as transferring much of Ben Rickert's out source manufacturing to PLC, as well as reducing overhead by combining several departments. Additionally, the acquisition allows Azurel to enter the bath and body gift business and affords the Company more clout with `key account' retailers for other Azurel product lines.

At the end of the second quarter of 1999, Ben Rickert sold its fully depreciated soap machines for $236,000. In addition to the positive cash flow impact, the Company now has more flexibility in its breadth of soap line through the outsourcing of soap manufacturing. At the same time, Ben Rickert moved into significantly smaller facilities, which will reduce rent expense approximately $400,000 on an annualized basis.

RESULTS OF OPERATIONS
---------------------

Total revenues for the six and three months ended June 30, 1999 were $8,763,000 and $4,670,989, respectively, compared to $6,291,351 and $3,302,062 for the six and three months ended June 30, 1998. This increase is largely attributable to the acquisition of Ben Rickert in July, 1998 (see page 6 analysis). However, even without Ben Rickert sales in 1999, first half sales were still about $1,000,000 higher in 1999 than a year earlier, almost entirely attributable to increased sales to a major customer at PLC.

Cost of sales was $8,312,137 and $4,496,601 for the six and three months ended June 30, 1999 and $4,323,899 and $2,190,540 for the respective periods ended June 30, 1998. Gross profit as a percentage of revenue was 5.1% and 3.7 % for the six and three months ended June 30, 1999 and 31.3% and 33.7% for the corresponding periods ended June 30, 1998. The deterioration in gross profit percentage in 1999 was primarily the result of losses incurred at Ben Rickert from the sale of closeout merchandise and the disposal of obsolete inventory.

Selling, general and administrative (S,G & A) expenses for the six and three months ended June 30, 1999 were $3,878,481 and $2,028,681 for the six and three months ended June 30, 1999 as compared to $2,462,605 and $1,283,163 for the six and three months ended June 30, 1998. The increase in S, G & A expenses was due primarily to the Ben Rickert operations. Additionally, PLC experienced a first half increase of approximately $250,000 in 1999 compared to 1998. This represented $100,000 of increased research and development costs as well as increased salaries and selling expenses.

For the six and three months ended June 30, 1999, the Company's net income included non-cash expenses of $238,095 and $119,551, respectively. For the same periods in 1998, the Company's net income included non-cash expenses of $218,914 and $84,941. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

Interest expense was $398,666 for the six months ended June 30, 1999 and $250,926 for the three months ended June 30, 1999, compared to $176,910 for the six months ended June 30, 1998 and $78,045 for the three months ended June 30, 1998. The increase represents interest expense related to the Ben Rickert subsidiary (approximately $150,000 for six months) and the interest associated with the issuance of $845,000 of unsecured short term notes in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity is accounts receivable of $3,829,197, and inventory of $4,335,529.

The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants which resulted in approximately $4,800,000 to the Company.

In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation until February 2000. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the subsidiary Ben Rickert Corp in September 1998 with Finova. The terms of the two-year facility are the same as the $3,500,000 line of credit except that the $4 million line is secured by Ben Rickert's receivables, inventory and a first lien on Ben Rickert's machinery and equipment. In January 1999, Ben Rickert received a $500,000 over-advance from Finova. Half of this amount was repaid in June 1999 and another $100,000 has been repaid in the third quarter.

In March 1998, the Company obtained a 5-year term loan of $272,112, secured by new equipment and machinery, at a rate of approximately 10.5%, with The CIT Group.

On August 12,1998 the Company sold 1,500 units of convertible preferred stock and warrants, receiving net proceeds of $1,237,587.

During the first quarter of 1999, Azurel borrowed an aggregate of $850,000 in unsecured notes, at interest rates ranging from 8% to 20.8%.

In April and May of 1999, the Company sold 716,667 shares of common stock @ $1.50 per share, receiving gross proceeds of $1,075,000.

In May, 1999, the Company obtained $1,528,167 additional funds, secured by an 8%, 2-year note, and a majority of PLC common stock.

Cash used in operations for the first six months of 1999 was $1,805,658 as compared to $524,232 for the first quarter 1998. Losses before non-cash expenses of $3,088,189 in 1999, were partially funded by a decrease in accounts receivable, $811,243, and in inventory, $659,584. The balance was funded primarily by financing activities as follows:

Borrowings from long term debt, $1,910,294, raising $1,075,000 in equity capital, and an $845,000 increase in notes payable, partially offset by a $1,727,893 reduction in the revolving line of credit. The resulting $1,715,635 in net cash provided by financing activities during the first six months of 1999 compares to $455,975 net cash provided by financing activities during the first half of 1998.

Cash availability as of June 30, 1998, against the Finova revolving line of credit was approximately $100,000.

PART II - OTHER INFORMATION
---------------------------


Item 3.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
(a.)      EXHIBIT         DESCRIPTION
          -------         -----------
            27            Financial Data Schedule

(b.)      Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       AZUREL LTD.




                                                       /S/ GERARD SEMHON
                                                       ----------------------
                                                       Gerard Semhon
                                                       Chief Executive Officer



                                                       /S/ FRANK DESIMONE
                                                       -----------------------
                                                       Frank DeSimone
                                                       Chief Operating Officer



Dated : August 12, 1999