Form 10QSB
period 1999-09-30
AZUREL LTD
filed 1999-11-19
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                   OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _____  to  __________

       Commission file number:    0-22809

                                   AZUREL LTD.
                                   -----------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                 13-3842844
                --------                                 ----------
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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 15, 1999 was 6,107,179 shares.

Transitional Small Business Disclosure Format (check one):

                     Yes                     No   X
                           ---                   ---

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----


                                                                      Page
                                                                     Number
                                                                  ------------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheets                                         1
      Consolidated Statements of Operations                               2
      Consolidated Statements of Cash Flows                               3
      Notes to Financial Statements                                     4-6

Item 2 - Management's Discussion and Analysis or
      Plan of Operation                                                 7-11

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a
         Vote of Security Holders                                        12

Item 6 - Exhibits and Reports on Form 8-K                                13

SIGNATURE                                                                14



                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

                           ITEM 1 FINANCIAL STATEMENTS
                           ---------------------------


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                1999            1998
                                                                            --------------   -------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                                   $    389,043    $     84,711
     Accounts receivable, net of allowance for
        doubtful accounts of $81,000 and $71,000                               2,854,765       4,640,440
     Inventories                                                               5,324,102       4,995,113
     Due from related parties                                                     80,703         124,972
     Prepaid expenses and other current assets                                   501,213          55,947
                                                                            ------------    ------------
        TOTAL CURRENT ASSETS                                                   9,149,827       9,901,183

FURNITURE AND EQUIPMENT                                                        1,730,063       1,757,444

GOODWILL                                                                         150,559         156,052

FORMULAE AND CUSTOMER LISTS                                                    2,618,050       2,770,543

DUE FROM RELATED PARTY                                                              --            49,066

OTHER ASSETS                                                                     233,504          90,273
                                                                            ------------    ------------


                                                                            $ 13,882,003    $ 14,724,561
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
     Revolving line of credit                                               $  2,281,550    $  5,041,655
     Accounts payable                                                          2,292,484       2,696,913
     Notes payable                                                             1,983,000            --
     Accrued expenses and other liabilities                                      689,283         494,962
     Customer advances                                                           104,018          31,408
     Current portion of long-term debt                                           716,913         784,352
     Capital lease obligation - current portion                                   55,000          43,848
                                                                            ------------    ------------
        TOTAL CURRENT LIABILITIES                                              8,122,248       9,093,138

LONG TERM DEBT                                                                 2,876,170       1,003,975

CAPITAL LEASE OBLIGATION- NON-CURRENT PORTION                                    227,314         212,471

MINORITY INTEREST                                                                    357            --

STOCKHOLDERS'  EQUITY:
     Preferred stock, $.001 par value, authorized 4,000,000 shares;
        issued and outstanding 1,001,500 shares in 1999: 1,500 in 1998 ..      2,237,587       1,237,587
     Common stock, $.001 par value, authorized 24,000,000 shares,
        issued and outstanding 6,107,179 shares in 1999; 5,318,745 in 1998          6,107           5,319
     Additional paid-in-capital                                                8,549,788       7,475,476
     Accumulated deficit                                                      (8,135,679)     (4,303,405)
     Translation gain/loss                                                        (1,889)           --
                                                                            ------------    ------------
        TOTAL STOCKHOLDERS'  EQUITY                                            2,655,914       4,414,977
                                                                            ------------    ------------

                                                                            $ 13,882,003    $ 14,724,561
                                                                            ============    ============




                 See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------     ------------------------------
                                                   1999           1998                  1999           1998
                                                -----------   -----------           -----------   --------------

NET SALES                                      $ 4,745,158    $ 5,321,433          $ 13,508,158    $ 11,612,784

COST OF GOODS SOLD                               3,507,040      3,941,181            11,819,176       8,265,080
                                               -----------    -----------          ------------    ------------

GROSS PROFIT                                     1,238,118      1,380,252             1,688,981       3,347,704

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,867,874      1,584,664             5,746,355       4,047,269
                                               -----------    -----------          ------------    ------------

LOSS FROM OPERATIONS                              (629,756)      (204,412)           (4,057,373)       (699,565)

INTEREST EXPENSE                                  (111,158)      (124,414)             (509,824)       (301,324)

GAIN ON SALE OF FIXED ASSETS                          --             --                 237,924            --

OTHER INCOME - CONSULTING                             --             --                 500,000            --
                                               -----------    -----------          ------------    ------------

NET LOSS                                       $  (740,914)   $  (328,826)         $ (3,829,273)   $ (1,000,889)
                                               ===========    ===========          ============    ============


BASIC LOSS PER COMMON SHARE                    $     (0.12)   $     (0.06)         $      (0.66)   $      (0.18)
                                               ===========    ===========          ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,107,179      5,543,745             5,826,623       5,543,745
                                               ===========    ===========          ============    ============








                 See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                      -------------------------------------


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                            1999           1998
                                                                       --------------- --------------
                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(3,829,273)   $(1,000,889)
                                                                        -----------    -----------

    Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation                                                       191,541        188,257
         Amortization                                                       157,986        134,248
         Amortization of deferred financing costs                             6,693           --
         Translation loss                                                    (4,889)          --
         Gain on sale of fixed assets                                      (237,924)          --
         Stock subscription writeoff                                           --            2,175

    Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                       1,785,675       (676,347)
         Increase in inventories                                           (328,989)      (109,050)
         Increase in prepaid expenses and other current assets             (445,266)      (248,614)
         (Increase) decrease in other assets                                (56,590)       151,808
         (Decrease) increase in accounts payable and accrued expenses      (210,108)       440,487
         Increase (decrease) in customer advances                            72,610        (48,126)

                                                                        -----------    -----------
         NET CASH USED IN OPERATING ACTIVITIES                           (2,898,535)    (1,166,051)
                                                                        -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of property and equipment                                (169,736)      (342,857)
         Disposal of property and equipment                                 243,500           --
         Decrease from Ben Rickert Acquisition                                 --       (2,000,182)
                                                                        -----------    -----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 73,764     (2,343,039)
                                                                        -----------    -----------



CASH FLOW FROM FINANCING ACTIVITIES:

         (Decrease) increase in revolving line of credit                 (2,760,105)     1,949,667
         Proceeds from borrowings on notes                                2,183,000        250,000
         Increase in restricted cash                                           --          290,521
         Decrease in related party loans                                       --         (140,312)
         Borrowings from long term debt                                   2,660,294           --
         Principal payments of capital lease obligations                    (52,181)          --
         Payment of long term debt                                         (777,362)      (105,683)
         Increase in minority interest                                          357           --
         Proceeds from exercise of stock options                                100           --
         Proceeds from issuance of common stock                           1,075,000         37,500
         Proceeds from issuance of preferred stock                          800,000      1,237,587
         Decrease in intangibles                                               --         (128,088)
                                                                        -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        3,129,103      3,391,192
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             304,332       (117,898)

CASH,beginning of period                                                     84,711        414,731
                                                                        -----------    -----------

CASH, end of period                                                     $   389,043    $   296,833
                                                                        ===========    ===========



                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

1.         BASIS OF PRESENTATION
           ---------------------

           The accompanying consolidated financial statements as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 1999.

           The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.         REVOLVING LINE OF CREDIT
           ------------------------

           On September 17, 1999, Finova Capital Corporation issued a letter to the Company, indicating that the Company was in default of its Security Agreement. However, Finova Capital Corporation has continued to provide financing to the Company under modified terms. The Company is in the process of seeking financing from other financial institutions.

3.       NOTES PAYABLE
         -------------

           During the first quarter of 1999, the Company borrowed an aggregate of $850,000 in unsecured short term notes at interest rates ranging from 8% to 20.8%.In the third quarter, these notes where all restructured to 8% interest. On June 1, 1999, the Company borrowed an additional $1,528,167. As consideration, the Company has pledged a majority of PLC common stock, and is obligated to pay monthly interest at a rate of 8% for a period of 2 years, at which time the entire principal on the unsecured note is payable. Private Label Cosmetics, Inc. (PLC) is a wholly-owned subsidiary of the Company. During the third quarter, the Company borrowed an aggregate of $1,100,000 in unsecured short term notes and an aggregate of $750,000 in unsecured long term notes, due in October, 2000, all at 8%. The Company also converted $200,000 of existing short term notes to equity (see preferred stock below).

4.        PREFERRED STOCK
          ---------------

           At the annual shareholders meeting held on September 7, 1999, the Company received shareholder approval to sell up to $3,000,000 of its convertible preferred stock. During the third quarter 1999, the Company raised $800,000 in the issuance of this stock, and converted $200,000 of existing debt into preferred stock.

5.        CONSULTING AGREEMENT
          --------------------

           On June 1, 1999, the Company entered into an agreement to design, develop, implement, and launch a world wide web site for a client. This project, for which the Company was paid $500,000, was successfully completed by the end of June.

6.         PROPERTY LEASE
           --------------

           Ben Rickert relocated its operations in the third quarter of 1999 from Wayne, NJ to Fairfield, NJ, signing a 5 year lease effective August 1, 1999, with a net basic annual rent of approximately $340,000.

7.        BEN RICKERT, INC. ACQUISITION
          -----------------------------

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

                                                    AZUREL WITHOUT BEN RICKERT
                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                      1999                  1998
                                                -----------------      -----------------
      Total Revenue                            $ 11,494,639           $  10,895,010
      Net Loss                                 $   (660,041)          $    (506,362)
      Net Loss Per Share                       $      (0.11)          $       (0.10)

      Weighted Average Number of Shares        5,826,623 shares       5,302,078 shares

                                                        BEN RICKERT CORP ONLY
                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                      1999                  1998
                                                -----------------      -----------------
      Total Revenue                            $   2,013519           $   3,120,354
      Net Loss                                 $ (3,169,232)          $  (4,510,095)
      Net Loss Per Share                       $      (0.55)          $       (0.85)

      Weighted Average Number of Shares        5,826,623 shares       5,302,078 shares

                                                            CONSOLIDATED
                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                      1999                  1998
                                                -----------------      -----------------
      Total Revenue                            $ 13,508,158          $   14,015,364
      Net Loss                                 $ (3,829,273)         $   (5,016,457)
      Net Loss Per Share                       $      (0.66)         $        (0.95)

      Weighted Average Number of Shares        5,826,623 shares      5,302,078 shares



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


OVERVIEW
--------

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

In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

On July 31, 1998, Ben Rickert Corp. ("Ben Rickert"), a wholly owned subsidiary of Azurel, acquired the assets of Ben Rickert, Inc., a 28-year old cosmetic company, for $1.5 million. The Ben Rickert acquisition will help Azurel to enjoy numerous advantages, such as transferring much of Ben Rickert's out source manufacturing to PLC, as well as reducing overhead by combining several departments. Additionally, the acquisition allows Azurel to enter the bath and body gift business and affords the Company more clout with `key account' retailers for other Azurel product lines.

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

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Total revenues for the nine and three months ended September 30, 1999 were $13,508,158 and $4,745,158, respectively, compared to $11,612,784 and $5,321,433 for the nine and three months ended September 30, 1998. This increase is largely attributable to the acquisition of Ben Rickert in July, 1998 (see page 6 analysis). With the exclusion of Ben Rickert sales in 1999, first half sales were about $600,000 higher in 1999 than a year earlier, almost entirely attributable to increased sales to a major customer at PLC.

Cost of sales was $11,819,176 and $3,507,040 for the nine and three months ended September 30, 1999 and $8,265,080 and $3,941,181 for the respective periods ended September 30, 1998. Gross profit as a percentage of revenue was 12.5% and 26.1% for the nine and three months ended September 30, 1999 and 28.8% and 25.9% for the corresponding periods ended September 30, 1998. The deterioration in the nine month gross profit percentage in 1999 was primarily the result of losses incurred at Ben Rickert from the sale of closeout merchandise and the disposal of obsolete inventory in the first half of the year.

Selling, general and administrative (S,G & A) expenses for the nine and three months ended September 30, 1999 were $5,746,355 and $1,867,874 as compared to $4,047,269 and $1,584,664 for the nine and three months ended September 30, 1998. The increase in S, G & A expenses was due primarily to expenses associated with the Ben Rickert operations. Additionally, PLC experienced a first half increase of approximately $358,000 in 1999 compared to 1998. This represented increased research and development costs as well as increased salaries and selling expenses.

For the nine and three months ended September 30, 1999, the Company's net income included non-cash expenses of $351,331 and $113,236, respectively. For the same periods in 1998, the Company's net income included non-cash expenses of $324,680 and $105,766. Such expense was incurred principally as a result of depreciation and amortization of assets acquired with the acquisition of PLC.

Interest expense was $509,824 for the nine months ended September 30, 1999 and $111,158 for the three months ended September 30, 1999, compared to $301,324 for the nine months ended September 30, 1998 and $124,414 for the three months ended September 30, 1998. The increase represents interest expense related to the Ben Rickert subsidiary (approximately $140,000 for nine months) and the interest associated with the issuance of $2,183,000 of unsecured short term notes in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity is accounts receivable of $2,854,765, and inventory of $5,324,102.

The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants which resulted in approximately $4,800,000 to the Company.

In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation until February 2000. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the subsidiary Ben Rickert Corp in September 1998 with Finova. The terms and expiration date are the same as the $3,500,000 line of credit except that the $4 million line is secured by Ben Rickert's receivables, inventory and a first lien on Ben Rickert's machinery and equipment. In September 1999, Finova notified the Company of a default condition with respect to its security agreement. However, Finova has continued to provide financing to the Company under modified terms. The Company is in the process of entertaining proposals from other financial institutions, and expects to have a new financing agreement in place by early next year.

In March 1998, the Company obtained a 5-year term loan of $272,112, secured by new equipment and machinery, at a rate of approximately 10.5%, with The CIT Group.

On August 12,1998 the Company sold 1,500 units of convertible preferred stock and warrants, receiving net proceeds of $1,237,587.

During the first quarter of 1999, Azurel borrowed an aggregate of $850,000 in unsecured notes, at interest rates ranging from 8% to 20.8%. In the third quarter, these notes where all restructured to 8% interest.

In April and May of 1999, the Company sold 716,667 shares of common stock at $1.50 per share, receiving gross proceeds of $1,075,000.

In May, 1999, the Company obtained $1,528,167 additional funds, secured by an 8%, 2-year note, and a majority of PLC common stock.


In the third quarter of 1999, the Company borrowed an aggregate of $1,100,000 in unsecured short term notes and $750,000 in unsecured long term notes, all at a rate of 8%.

Azurel purchased computer software and hardware approximating $200,000, in the third quarter of 1999. On October 25, 1999, the Company sold the software and hardware, and entered into a 25-month sale-leaseback agreement, with a monthly principal payment of $8,000 plus interest at a rate of 10.5%.

Cash used in operations for the first nine months of 1999 was $2,898,535 as compared to $1,166,051 for the first nine months of 1998. Losses before non-cash expenses of $3,829,273 in 1999, were partially funded by a decrease in accounts receivable, $1,785,675. The balance was funded primarily by financing activities as follows:

Net borrowings from long term debt, $1,882,932, and notes, $2,183,000, and raising $1,875,000 in equity capital, partially offset by a $2,760,105 reduction in the revolving line of credit. The resulting $3,129,103 in net cash provided by financing activities during the nine months ended September 30, 1999 compared to $3,391,192 net cash provided by financing activities during the same period of 1998.

Cash availability as of September 30, 1999, against the Finova revolving line of credit was approximately $400,000.

YEAR 2000 COMPLIANCE
--------------------

Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents the years using two digits. This is the "Year 2000 problem" that has received considerable media coverage. The Company has recently upgraded its management information systems. As part of this program, the Company identified those systems and applications that required modification, redevelopment, or replacement. The Company believes that its management information systems are Year 2000 compliant. Management of the Company does not believe that failure of the Company's vendors or third-party providers' systems to be Year 2000 compliant will have a material adverse effect upon the Company.

PART II - OTHER INFORMATION
---------------------------


Item 4. Submission of Matters to a Vote of Security Holders.

           On September 7, 1999, the Company held its 1998 Annual Meeting of Stockholders.

           At the annual meeting, the Company's stockholders were asked to vote upon the election of directors for the ensuing year, the appointment of an independent accounting firm for the ensuing year and to approve common stock issuable upon the exercise of the Company's Series C Convertible Preferred Stock, in excess of 19.9% of the Company's outstanding common stock.

The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

Gerard Semhon          3,390,725 shares in favor        0 shares against
Frank DeSimone         3,390,725 shares in favor        0 shares against
Kay Shortway           3,390,725 shares in favor        0 shares against
Norman Grief           3,390,725 shares in favor        0 shares against
Robert Gillings        3,391,323 shares in favor        0 shares against

           99,798 shares were withheld from voting for each of the above directors.

           Feldman Sherb Horowitz & Co. was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

     3,391,323 shares in favor     3,200 shares against     0 shares withheld


           The issuance, if necessary, upon conversion of the Company's Series C Convertible Preferred Stock of more than 1,215,308 shares of common stock, representing 19.9% of the Company's outstanding shares of common stock on the date of sale of the Series C Convertible Preferred Stock, as required by Nasdaq rules was approved by the following vote:


     3,254,725 shares in favor     100,598 shares against   0 shares withheld

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a.)      EXHIBIT             DESCRIPTION
          -------             -----------
            27                Financial Data Schedule

(b.)      Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                                                   AZUREL LTD.




                                                   /S/ GERARD SEMHON
                                                   -----------------
                                                   Gerard Semhon
                                                   Chief Executive Officer



                                                   /S/ FRANK DESIMONE
                                                   ------------------
                                                   Frank DeSimone
                                                   Chief Operating Officer



Dated : November 18, 1999