Form 10KSB
period 1999-12-31
AZUREL LTD
filed 2000-04-18
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1999.

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
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                        509 MADISON AVENUE NEW YORK, NEW
                        --------------------------------
                        YORK 10022 (Address of principal
                               executive offices)
                                   (Zip code)

Registrant's telephone number, including area code:(212) 317-0712

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                           Name of Each Exchange on
                                                  Which Registered
 Not Applicable                                       None.

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No
                                        ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.       Yes        No X
                                        ---       ---
           The issuer's net sales for the most recent fiscal year were $4,759,000.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 31, 2000 was approximately $4,443,950.

           As of March 31, 2000 there were 6,211,797 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1.  BUSINESS

General

         The Company, directly and through wholly-owned subsidiaries distributes and assembles luxury bath and body products and perfumes, mostly sold in gift sets, under the Company's own brand names. In addition, in order to take advantage of the Company's product development expertise, the Company develops cosmetic, skin care and fragrance lines which it markets under brand names created internally or owned by others and licensed to the Company. These products are sometimes referred to as "Branded Products." To date, the Company has developed five lines of Branded Products internally and currently has one license to sell product lines using brand names owned by a third party.

         The Company recently entered into an agreement to sell its Private Label Group which consists of subsidiaries acquired in August 1996 from Michael
J. Assante, who is currently the president and chief executive officer of the Private Label Group. In March 2000, the Company entered into an agreement to sell the Private Label Group to Mr. Assante. See "Certain Transactions."

         In March 2000, the Company attended a Nasdaq hearing to determine its continued listing on Nasdaq concerning public policy concerns that Nasdaq raised. To date the Company has not received any notification from Nasdaq with respect to the recent hearing.

Products and Services

         The Company sells Branded Products in the United States and internationally. In the United States, the Company sells directly to retail outlets that sell similar products, such as department stores, chain drug stores, mass merchandisers and discount stores. The Company's personnel and independent sales representatives sell the Branded Products in the United States. Internationally, the Company currently sells Branded Products to distribution companies having a major presence in the Far East, Middle East and parts of Europe. The Company entered into distribution agreements with two foreign distributors which cover certain countries in the Middle East and the Far East, pursuant to which such distributors will purchase the Company's products for resale in their distribution territories. In addition, the Company currently has a sales agency agreement with a foreign sales agent which covers certain countries in Europe. The Company's foreign distribution agreements are exclusive for the Far East and the Middle East and do not require the distributor to purchase any minimum quantity of products. The Company established a sales and distribution facility in France during the latter part of 1998.

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

         The license agreement relating to the Hang Ten trade name provides for the Hang Ten products developed by the Company to be sold and marketed directly to the Hang Ten outlets as well as other retailers. From January 1, 1999 until December 31, 2003 the Company may sell, distribute and market products developed under the Hang Ten tradename to other parties in the United States and internationally and to Hang Ten outlets. Under the License, the Company is required to pay a royalty of five percent of net sales, excluding sales to Hang Ten outlets, subject to minimum royalties. The Company's manufacture, sale and promotion of Hang Ten fragrances, grooming products and cosmetics is subject to the prior review and approval of such products by the Licensor as is typical in similar licenses. The Licensor has approved the products currently being sold by the Company.

         In July 1998, the Company purchased all of the assets of Ben Rickert Inc. from Summit Bank. Ben Rickert Inc. was founded in 1970 by Ben Rickert and throughout the years became a leading manufacturer, distributor and assembler of luxury bath and body products. With the purchase of the Ben Rickert Inc. assets, the Company created a wholly-owned subsidiary and named it Ben Rickert Corp. (which was subsequently changed to Azurel Sales and Distribution Ltd.), which manufactures, distributes and assembles bath and body products and perfumes, sold mostly in gift sets. Azurel Sales and Distribution sells its products under its own brand names including Ben Rickert, Natural Botanicals, Benandre, Privilege, Extreme, Wrapped in Romance, American Country Garden and Oceanology. Azurel Sales and Distribution's products are sold primarily to department stores, mass merchandisers and drug store chains throughout the United States such as Genovese, CVS, J.C. Penny, May Co., Albertsons and
Koger. The purchasers of Azurel Sales and Distribution products are primarily women between the ages of 12 and 65 years of age.

         Azurel Sales and Distribution believes that its products are differentiated from its competitors products by three distinct factors: (i) aesthetics; (ii) price (value); and (iii) skin feel and fragrance. Azurel Sales and Distribution's products compete effectively with its competition by creating handsomely designed quality products at reasonable prices, and its products have established the concept of "high gift value" as its core selling strategy.

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

Competition

         All aspects of the cosmetic, fragrance and skin care industry are subject to intense competition throughout the world. In all aspects of its business, the Company will compete with numerous companies, many of which are better known in the industry and have established channels of distribution and substantially all of which have greater financial and other resources than the Company. These competitors include Estee Lauder, Revlon, Avon, Maybelline, Coty and Dial.

         In selling the Branded Products, licensed products and cosmetic kits and accessories the Company competes against numerous companies. Many of these competitors are better known in the industry, have established channels of distribution and greater financial and other resources than the Company.

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

Government Regulation

          The Private Label Group's manufacturing activities are subject to extensive and rigorous governmental regulation relating to the protection of the environment and the quality of manufacturing. Federal, state and local regulatory agencies actively enforce these regulations and conduct periodic inspections to determine compliance with such government regulations. The FDA enforces regulations regarding GMP through periodic surveillances and audits. The Company believes that it has obtained all material approvals, permits and licenses for its manufacturing activities.

           Upon completion of the sale of the Private Label Group, the Company will not be subject to federal, state or local regulations regarding the manufacture and filling of cosmetics.

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

Insurance

         In view of the activities conducted by the Company, there are inherent risks of exposure to certain liabilities including product liability and negligence claims resulting from the use of the Company's products. The Company currently carries a general liability insurance policy (including products liability) and property damage insurance which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. Additionally, the Company has a $4,000,000 umbrella liability insurance policy per occurrence and in the aggregate. Although the Company believes such insurance is sufficient, no assurance can be given that the amount of the Company's present coverage will prove to be adequate.

         The Company currently maintains officer and director liability insurance which provides for coverage of $3,000,000 per occurrence and $3,000,000 in the aggregate. The Company also maintains an employment practices insurance policy with a coverage of $1,000,000 per occurrence and $1,000,000 in the aggregate.

Major Customers and Suppliers

         Approximately 32% of the Company's revenues for the year ended December 31, 1999 were derived from one major customer and 53% of the Company's revenues for the year ended December 31, 1998 were derived from the same customer. There can be no assurance that the Company's major customer will maintain its volume of business with the Company. A loss or a major decrease in sales to the Company's major customer could have a material adverse effect on the Company's results of operations.

Employees

        The Company presently employs approximately 52 persons in the United States and one person in France. Of its 52 employees, 46 are located at its Azurel Sales and Distribution facility in New Jersey, which is comprised of one executive officer, 29 assembly/shipping personnel, twelve administrative personnel and four in sales, marketing and customer service. The Company anticipates that it will need to hire twenty additional employee to handle its volume during the peak season. The Company also employs six persons at its principal executive offices in New York City, including one executive officer.

Seasonality and Backlog

         The cosmetic and fragrance business in general is subject to seasonal fluctuations, with net sales in the second half of the year substantially higher than those in the first half as a result of increased demand by retailers in the United States in anticipation of and during the back-to- school, Thanksgiving and Holiday seasons. The Company anticipates that the sales of Branded and Azurel Sales and Distribution Products will follow the general industry trend. At December 31, 1999, the backlog of orders was minimal due to the fact that the majority of its business occurs during the holiday season.


ITEM 2.   PROPERTIES

         The Company leases 2,400 square feet of space at 509 Madison Avenue, New York, New York, which is used as its executive offices. The lease expires in April 2001 and provides for an annual base rent of $75,000, including utilities. These facilities are in good condition and adequate for the Company's current needs, and substitute space is readily available.

         The Company leases a 55,000 square foot building in Fairfield, New Jersey, which is used as a packaging plant and as Azurel Sales and Distribution's executive offices. Approximately 10,000 square feet is used for office space and 45,000 square feet is used for assembling, warehousing and shipping. The lease expires in July 2004 and provides for annual rent of approximately $336,000. The Company believes the facilities are in good condition and are adequate for the Company's present and future purposes.

ITEM 3.   LEGAL PROCEEDINGS

DOWEL ASSOCIATES V. AZUREL, LTD. On March 21, 2000, plaintiff landlord of defendant's business premises brought an action in Essex County Superior Court in New Jersey seeking unpaid rent of $87,937.37, plus attorneys' fees and additional future rent to accrue, and also seeking a judgment for possession of the premises. This matter has been settled by an agreement awarding plaintiff a judgement of possession that will be permanently stayed provided Azurel makes timely monthly payments in compliance with an agreed upon schedule.

TWINCRAFT V. BEN RICKERT CORP. AND AZUREL, LTD. This is an action in the United States District Court for the District of Vermont in which plaintiff is in the process of obtaining a default judgment in excess of $339,000.

W.E. CALLIGARO. In December 1999, Azurel Ltd. and Ben Rickert Corp. entered into an agreement with this former executive (modifying a prior severance agreement) requiring various payments to be made in exchange for a release of any further claims. The Company defaulted on its payment obligations after making the first payment under the agreement, and $25,262.50 remains unpaid and is subject to acceleration together with the reasonable attorneys' fees and costs of collecting that unpaid balance. In April 2000, plaintiff commenced an action in Superior Court of Morris County, New Jersey seeking $27,262.50. The defendant's answer is due on May 11, 2000.

PACTRANS AIR & SEA. In December 1999, Ben Rickert, Inc. entered into an agreement with Pactrans Air & Sea requiring various payments to be made in exchange for the forebearance of any legal action and the provision of a general release upon full payment. Ben Rickert, Inc. has defaulted on its payment obligations and cure period has expired, which will permit acceleration of the entire amount due of $63,108.54 plus 15% for attorneys' fees and costs.

ENSIGNIA GROUP V. BEN RICKERT, CORP. In this suit, presently pending in the Passaic County Superior Court in New Jersey, plaintiff originally sued for $51,935.23. After several interim payments were made pursuant to an informal settlement agreement, plaintiff obtained an arbitration award in the amount of $7,305.93, plus interest and costs, which amount represented the balance due as previously agreed by the defendant although the defendant has since sought to reconsider its agreement on the grounds that the previously agreed balance was not calculated correctly. Ben Rickert has requested a trial de novo, in effect nullifying the arbitration award, and it is expected that a trial or a summary judgement motion will be forthcoming shortly.

VAN CHRISTAKOS V. AZUREL LTD., GERARD SEMHON AND BEN RICKERT CORP. This is a suit presently pending in New York State Supreme Court in which a former executive of Azurel, Ltd. is seeking unspecified damages exceeding $500,000 on allegations of breach of contract and related claims. Defendant has moved to dismiss the complaint and plaintiff has cross-moved for summary judgment on liability; oral argument on the motions was held on April 7, 2000 and the parties are awaiting a decision from the Court.

CHEMAID LABORATORIES V. BEN RICKERT CORP. AND AZUREL, LTD. This is a suit pending in Bergen

County Superior Court in New Jersey seeking damages of $94,549.98 on a guarantee agreement. Defendants have filed an answer denying the allegations and asserting affirmative defenses including plaintiff's own breach of contract rendering defendants' alleged obligations null and void.

NEW JERSEY FILL PACK, INC. V. NEW JERSEY LOGISTICS AND DISTRIBUTION SERVICES, INC., JOSE AVECILLAS, ABRAHAM AVECILLAS, AND BEN RICKERT CO. This action naming "Ben Rickert Co." as a defendant was brought in Passaic County Superior Court in New Jersey. Pursuant to a subsequent settlement agreement, "Ben Rickert Co." agreed to make periodic payments totaling $26,000 to the plaintiff and $23,984.30 to New Jersey Logistics; no such payments have been made pursuant to the agreement after an initial total payment of $5,000.

TRICOR BRAUN V. BEN RICKERT CORP. This action in Superior Court of Essex County, New Jersey was served in April 2000 and seeks compensatory damages of $45,178.06 plus allegedly agreed- upon attorneys' fees totaling and additional 20% for a total of $59,273.61 plus interest and costs. Defendant's answer is due May 11, 2000.

           Other than the above, the Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK

         As of the date hereof, the Company has outstanding 6,211,797 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "AZUR." The following table sets forth the high and low bid prices for the Common Stock as reported by on the Nasdaq SmallCap. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         COMMON STOCK
                                         ------------

FISCAL 1998                  HIGH                           LOW
-----------                  ----                           ---

First                        $4.9375                        $3.1875
Second                         3.875                         2.4375
Third                           2.50                           1.00
Fourth                          1.25                          0.625

FISCAL 1999
-----------

First                       $3.28125                          $1.00
Second                         2.313                          1.063
Third                           1.75                           1.00
Fourth                          2.50                          0.938

FISCAL 2000
-----------

First                         $1.531                          $0.71
Second
(through April 17, 2000)       .6875                           .406

         On March 31, 2000, there were approximately 79 holders of record of the Company's 6,211,797 outstanding shares of Common Stock.

         On April 17, 2000, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $0.4375.

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

General

         Azurel, directly and through wholly-owned subsidiaries distributes and assembles luxury bath and body products and perfumes, most sold in gift sets, under the Company's own brand names.

         In August 1996, Azurel acquired the stock of the Private Label Group which was subsequently was sold in March 2000, and in October 1996, Azurel acquired the assets of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services. In July 1998, Azurel's wholly-owned subsidiary, Azurel Sales and Distribution, acquired the assets of Ben Rickert Inc.

         The following discussion and analysis should be read together with the financial statements and notes for Azurel included herein.


Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operations:



                                                                                     YEAR ENDED DECEMBER 31,
                                                                                    (Dollars in thousands)

                                                                                    1999                   1998
                                                                                    ----                   ----
                                                                                   AMOUNT       %         AMOUNT       %
                                                                                   ------      ---        ------      ---

Net Sales .....................................................................   $ 4,759         100%    $ 6,338      100%

Cost of goods sold ............................................................     6,189         130       4,584       72
                                                                                  -------     -------     -------     ----
Gross  profit .................................................................    (1,430)        (30)      1,754       28

Selling, general and
   administrative expenses ....................................................     4,780         100       2,999       48
                                                                                  -------     -------     -------     ----

Operating (loss) ..............................................................    (6,210)       (130)     (1,245)     (20)
Interest expense ..............................................................      (560)        (12)       (264)      (4)

Gain on sale of fixed assets ..................................................       236           5        --       --
Other income ..................................................................       440           9        --       --
                                                                                  -------     -------     -------     ----
Net loss from continuing operations ...........................................    (6,094)       (128)     (1,509)     (24)
                                                                                  -------     -------     -------     ----

Loss from operations of
  Private Label Cosmetics .....................................................        (8)       --          (171)      (3)
Provision for loss on divestiture .............................................    (1,156)        (24)       --       --
                                                                                  -------     -------     -------     ----
Net loss from discontinued operations .........................................    (1,164)        (24)       (171)      (3)
                                                                                  -------     -------     -------     ----
Net loss.......................................................................   $(7,258)       (152)%   $(1,680)     (27)%
                                                                                   -------     -------     -------     ----

YEAR ENDED DECEMBER 31, 1999 (THE "1999 PERIOD") AND YEAR ENDED DECEMBER 31, 1998 (THE "1998 PERIOD").

Net sales of $4,758,713 for the year ended December 31, 1999 declined $1,579,689 or 25.0%, as compared to the 1998 Period. Sales decreased in the 1999 Period due to increased competitive pressure.

Cost of goods sold for the 1999 Period was $6,188,999 or 130% of net sales, as compared to $4,584,133 or 72% of net sales for the 1998 Period. The decrease in gross profit percentage in the 1999 Period was primarily related to the sales of closeout merchandise and the disposal of obsolete inventory during the first six months of the 1999 Period.

Selling, general and administrative expenses for the 1999 Period were $4,779,552 or 100% of sales as compared to $2,998,915 or 47% of sales for the 1998 Period. The increase in SG&A expenses was due primarily to expenses associated with the Azurel Sales and Distribution operations, which only operated for five months in the 1998 Period as compared to a full twelve months during the 1999 Period. Additionally, Semfraco, the Company's Paris-based subsidiary, began operations in April 1999, thus incurring expenses of approximately $159,003 during the final three quarters of the 1999 Period.

Interest expense was $559,952 for the 1999 Period, compared to $264,061 for the 1998 Period. The increase represents interest expense associated with the issuance of $2,757,000 of unsecured short-term notes during the 1999 Period.

Non-operating income in 1999 includes $500,000 related to a web design and consulting agreement, and a $236,000 gain on the sale of fully depreciated soap machines at the Azurel Sales and Distribution operation.

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

           In December 1997 the Company secured a 4 year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the Company's existing machinery and equipment. During 1998, the Company arranged a new machinery and equipment line of credit with CIT, which finances 100% of new machinery and equipment purchases of the Private Label Group over a five year term at a rate of approximately 10.5%, which line of credit will remain with the Private Label Group upon completion of the sale. In 1998, the Company purchased $281,518 of equipment through capital leases under this arrangement and an additional $80,490 in 1999. In February 1998, the Company secured a revolving line of credit of $3,500,000 with Finova Capital Corporation which will be transferred to the Private Label Group upon completion of the sale. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the Company's wholly-owned subsidiary, Azurel Sales and Distribution, in September 1998 with Finova Capital Corp. The terms and expiration date are the same as the $3,500,000 line of credit except that the $4,000,000 line is secured by Azurel Sales and Distribution's receivables, inventory and a first lien on Azurel Sales and Distribution's machinery and equipment. In June 1999, Finova notified the Company of a default condition with respect to its security agreement, pursuant to which it increased the interest rate by an additional 2%, to 4 1/2% above the prime rate, in accordance with the terms of the security agreement. However, Finova has continued to provide financing to the Company under modified terms, including a $15,000 per month administration fee. In connection with the Company's sale of PLC, it is required pursuant to the contract to pay off the outstanding balance owed to Finova by the Company from the sale proceeds. The Company is in the process of seeking alternative financing.

           On August 12, 1998, the Company sold shares of its Series A Convertible Preferred Stock receiving net proceeds of approximately $1,237,587.

           In April 1999 and May 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000, to several private investors, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Additionally, an aggregate of 179,167 warrants (one warrant for every four shares purchased) to purchase shares of the Company's Common Stock at an exercise price of $2.00 per share were issued to the above investors. In December 1999, the Company sold an additional 100,000 shares of its common stock at a price of $1.00 per share in a private transaction pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

         In May 1999, the Company obtained $1,000,000 and converted a $500,000 short-term note. The $1,500,000 is secured by a majority of PLC common stock. This security was exchanged on April 10, 2000 for the $1,800,000 promissory note that will be issued in connection with the sale of PLC.

           In June 1999, the Company entered into a web-site design and consulting agreement with Tadeo E-Commerce Corp. In connection with the agreement Tadeo paid the Company a $500,000 non-refundable fee for the right to develop the website and for the Company's consulting services pertaining to the cosmetics industry. The Company believes it has substantially fulfilled all of its requirements under the contract prior to June 30, 1999. In connection with the agreement, Tadeo is entitled to receive a 5% royalty on gross revenues generated from the website until it receives an aggregate of $500,000 in royalties, at which time its royalty shall be reduced to 3% of gross revenues generated from the website.

           In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.

           In March 2000, the Company entered into an agreement to sell its interest in the Private Label Group for an aggregate of $3,085,821 plus forgiveness of $600,000 of indebtedness to Michael Assante, an affiliated party. See "Certain Relationships and Related Transactions."

DISCONTINUED OPERATIONS

         In March 2000, the Company entered into an agreement to sell its two-thirds interest in Private Label Cosmetics, Inc. and Fashion Laboratories, Inc. (collectively known as the "Private Label Group") to Michael J. Assante, President of Private Label Cosmetics. Mr. Assante currently owns one-third of the Private Label Group. Pursuant to the agreement, the Company will receive cash of $886,000 ($825,000 of which has been received to date) a one-year $400,000 promissory note and a two-year $1,800,000 promissory note. In addition, upon completion of the sale, Mr. Assante has agreed to forgive $600,000 owed to him by the Company in connection with the Company's acquisition of the Private Label Group in August 1996. The Company expects the sale to be completed by April 30, 2000.

         The Company has established a provision for an estimated loss of approximately $1,156,000, which includes an estimated profit of $132,000 for the period from January 1, 2000 to March 31, 2000 for the Private Label Group, during the phase out period. The results of operations for the discontinued operations have been reclassified for all periods in the accompanying consolidated financial statements.

GOING CONCERN

         The Company received a going concern opinion from its auditors for the year ended December 31, 1999. The Company incurred losses of approximately $7,230,000 and $1,700,000 in 1999 and 1998, respectively. Additionally, the Company had a working capital deficit of $1,445,000 at December 31, 1999 and has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $326,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and debentures and ultimately developing a viable business. In addition, the Company has entered into an agreement to sell its Private Label Group.


YEAR 2000 COMPLIANCE

         Many computer systems and software products worldwide and throughout all industries were expected not to function properly as the year 2000 approached unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. During 1999, the Company upgraded its management information systems. As part of this program, the Company identified those systems and applications that required modification, redevelopment or replacement. The Company believes that its management information systems are Year 2000 compliant. Management of the Company does not believe that failure of the Company's venders or third-party providers' systems to be Year 2000 compliant will have a material adverse effect upon the Company.

           The Company has not experienced any material adverse effects as a result of the Year 2000, either from its own computer systems or those of its vendors and suppliers.


ITEM 7.  FINANCIAL STATEMENTS

           See pages F-1 to F-20.


                           AZUREL LTD.AND SUBSIDIARIES
                           ---------------------------

                              FINANCIAL STATEMENTS
                              --------------------



                                      INDEX
                                      -----

                                                              Page
                                                             Number
                                                            -------
INDEPENDENT AUDITORS' REPORT                                 F - 1
CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                         F - 2

       Statement of Operations                               F - 3

       Statement of Stockholders' Deficit                    F - 4

       Statement of Cash Flows                               F - 5-6

       Notes to Financial Statements                         F -7-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Shareholders and Board of Directors
Azurel Ltd. and Subsidiaries

           We have audited the accompanying consolidated balance sheet of Azurel Ltd. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations and cash flows for the two years then ended. These financial statements are the responsibility of the Azurel Ltd. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azurel Ltd. and Subsidiaries as of December 31, 1999 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company's significant operating losses and working capital deficiency raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/ Feldman Sherb Horowitz & Co., P.C.
                                       --------------------------------------
                                       Feldman Sherb Horowitz & Co., P.C.
                                       Certified Public Accountants

March 14, 2000
New York, New York
(April 10, 2000, with respect to the
 second paragraph of Note 4)

                          AZUREL LTD. AND SUBSIDIARIES

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999


                AZUREL LTD. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1999





                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                                       $     15,237
   Accounts receivable net of allowance for doubtful
      accounts of $48,000                                                        1,834,624
   Inventories                                                                   2,724,797
   Due from related parties                                                         31,284
   Prepaid expenses and other current assets                                       137,473
   Net current assets of discontinued operations                                 1,246,239
                                                                              ------------
     TOTAL CURRENT ASSETS                                                        5,989,654

FURNITURE AND EQUIPMENT, net                                                       230,565

GOODWILL                                                                           143,153

OTHER ASSETS                                                                       110,521

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                2,542,286
                                                                              ------------

                                                                              $  9,016,179
                                                                              ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
   Revolving line of credit                                                   $  1,168,950
   Accounts payable                                                              2,523,406
   Note Payable                                                                  2,657,000
   Accrued expenses and other liabilities                                          895,249
   Current portion of long term debt                                                77,113
   Capital lease obligation - current portion                                      112,000
                                                                              ------------
     TOTAL CURRENT LIABILITIES                                                   7,433,718
                                                                              ------------

LONG TERM DEBT                                                                   1,528,167
                                                                              ------------

CAPITAL LEASE OBLIGATION - NON-CURRENT PORTION                                      88,000
                                                                              ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                  644,085
                                                                              ------------

STOCKHOLDERS' DEFICIENCY:
   Preferred stock - par value $.001 per share
     4,000,000 shares authorized; 1,001,500 shares issued and outstanding        2,237,587
   Common stock, par value $.001 per share;
     24,000,000 shares authorized;  6,211,797 shares issued and outstanding          6,212
   Additional paid in capital                                                    8,649,683
   Accumulated deficit                                                         (11,561,357)
   Translation gain/loss                                                            (9,916)
                                                                              ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                               (677,791)
                                                                              ------------

                                                                              $  9,016,179
                                                                              ============





                 See notes to consolidated financial statements
                                       F-2

                           AZUREL LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                             1999           1998
                                                             ----           ----

NET SALES                                                $ 4,758,713    $ 6,338,402

COST OF GOODS SOLD                                         6,188,999      4,584,133
                                                         -----------    -----------

GROSS PROFIT (LOSS)                                       (1,430,286)     1,754,269

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES              4,779,552      2,998,915
                                                         -----------    -----------

LOSS FROM OPERATIONS                                      (6,209,838)    (1,244,646)

INTEREST EXPENSE                                            (559,952)      (264,061)

GAIN ON SALE OF FIXED ASSETS                                 236,000           --

OTHER INCOME                                                 439,404           --

                                                         -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                       (6,094,386)    (1,508,707)

DISCONTINUED OPERATIONS:
     Loss from operations of Private Label Group              (7,185)      (171,286)
     Provision for loss on sale of Private Label Group    (1,156,381)
                                                         -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS                         (1,163,566)      (171,286)
                                                         -----------    -----------

NET LOSS                                                 $(7,257,952)   $(1,679,993)
                                                         ===========    ===========


BASIC EARNINGS PER COMMON SHARE:
     Continuing operations                               $     (1.03)   $      (.29)
     Discontinued operations                                   (0.20)          (.03)
                                                         -----------    -----------
BASIC LOSS PER COMMON SHARE                              $     (1.23)   $      (.32)
                                                         ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 5,905,480      5,306,245
                                                         ===========    ===========









                 See notes to consolidated financial statements
                                       F-3




                          AZUREL LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                       PREFERRED STOCK           COMMON STOCK      ADDITIONAL
                                                                                                                    PAID-IN
                                                                      SHARES      AMOUNT        SHARES    AMOUNT    CAPITAL
                                                                      ------      ------        ------    ------    -------

Balance - January 1, 1998                                               --     $      --      5,293,745   $5,294   $7,438,001

   Sale of convertible preferred stock                                 1,500     1,500,000         --       --           --
   Expenses associated with issuance of preferred stock                 --        (262,413)        --       --           --
   Stock issued for legal services                                      --            --         25,000       25       37,475
   Write off of stock subscriptions receivable                          --            --           --       --           --
   Reclassification of 1997 cumulative translation adjustment to
     accumulated deficit                                                --            --           --       --           --
   Net loss                                                             --            --           --       --           --
                                                                   ---------   -----------    ---------   ------   ----------
 Balance - December 31, 1998                                           1,500   $ 1,237,587    5,318,745   $5,319   $7,475,476
                                                                   ---------   -----------    ---------   ------   ----------

   Sale of common stock                                                 --            --        893,051      893    1,174,207
   Sale of convertible preferred stock                             1,000,000     1,000,000         --       --           --
   Net loss                                                             --            --           --       --           --
   Change in translation adjustment                                     --            --           --       --           --
                                                                   ---------   -----------    ---------   ------   ----------

Balance - December 31, 1999                                        1,001,500   $ 2,237,587    6,211,796   $6,212   $8,649,683
                                                                   =========   ===========    =========   ======   ==========





                                                                                  STOCK         CUMULATIVE
                                                                   ACCUMULATED  SUBSCRIPTIONS  TRANSLATION
                                                                     DEFICIT     RECEIVABLE     ADJUSTMENT   TOTAL
                                                                     -------    ----------      ----------   -----

Balance - January 1, 1998                                          $ (2,609,830)   $(2,175)   $(13,582)   $ 4,817,708

   Sale of convertible preferred stock                                     --         --          --        1,500,000
   Expenses associated with issuance of preferred stock                    --         --          --         (262,413)
   Stock issued for legal services                                         --         --          --           37,500
   Write off of stock subscriptions receivable                             --        2,175        --            2,175
   Reclassification of 1997 cumulative translation adjustment to
     accumulated deficit                                                (13,582)      --        13,582           --
   Net loss                                                          (1,679,993)      --          --       (1,679,993)
                                                                   ------------    -------    --------    -----------
 Balance - December 31, 1998                                       $ (4,303,405)   $  --      $   --      $ 4,414,977
                                                                   ------------    -------    --------    -----------

   Sale of common stock                                                    --         --          --        1,175,100
   Sale of convertible preferred stock                                     --         --          --        1,000,000
   Net loss                                                          (7,257,952)      --          --       (7,257,952)
   Change in translation adjustment                                        --         --        (9,916)        (9,916)
                                                                   ------------    -------    --------    -----------

Balance - December 31, 1999                                        $(11,561,357)   $  --      $ (9,916)   $  (677,791)
                                                                   ============    =======    ========    ===========






                 See notes to consolidated financial statements
                                       F-4




                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       1999           1998
                                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(7,257,952)   $(1,679,993)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                        22,254         14,249
    Amortization                                                         8,169          7,737
    Gain on sale of fixed assets                                      (236,000)          --
    Loss on debt forgiveness                                            60,596           --
    Issuance of common stock for legal services                           --           37,500
    Other                                                                 --            2,175
    Provision for discontinued operation                             1,156,381           --

Changes in assets and liabilities, net of effect of acquisition:
    Decrease (increase) in accounts receivable                         756,745     (2,099,870)
    Decrease (Increase) in inventories                                 629,902     (2,139,992)
    (Increase) decrease in prepaid expenses and other                  (81,526)       134,931
    Increase in other assets                                           (75,481)       (25,465)
    Increase in accounts payable and accrued expenses                1,091,572      1,347,623
    Decrease in customers advances                                        --           (8,000)
    Decrease in related party loans                                       --         (320,133)
    Decrease in net assets of discontinued operations                  201,732         62,074
                                                                   -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES                           (3,723,608)    (4,667,164)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions, net of cash acquired                           --       (1,700,000)
    Disposal of property and equipment                                 236,000           --
    Purchases of property and equipment                               (213,899)       (14,612)
                                                                   -----------    -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 22,101     (1,714,612)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings for purchase of Ben Rickert, Corp.                         --        1,350,000
    (Decrease) increase in revolving line of credit                 (2,552,770)     3,721,720
    Decrease in long-term debt                                        (207,650)      (400,188)
    Reduction in capital lease obligations                              (2,105)        (8,420)
    Iincrease in minority interest                                         357           --
    Proceeds from borrowings on notes                                2,757,000           --
    Borrowings from long term debt                                   1,742,104        173,099
    Net proceeds from issuance of common stock                       1,175,100           --
    Net proceeds from issuance of preferred stock                      800,000      1,237,587
                                                                   -----------    -----------
    NET CASH USED IN FINANCING ACTIVITIES                            3,712,036      6,073,798
                                                                   -----------    -----------

    Effect of exchange rate                                             (9,916)          --
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                            613       (307,978)

CASH AT BEGINNING OF YEAR                                               14,624        322,602
                                                                   -----------    -----------

CASH AT END OF YEAR                                                $    15,237    $    14,624
                                                                   ===========    ===========


                 See notes to consolidated financial statements
                                      F-5


                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                             1999         1998
                                                             ----         ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

    Cash paid for interest                                   $353,511   $162,132
                                                             ========   ========

    Cash paid for income taxes                               $  4,087   $  3,042
                                                             ========   ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:


    Exchange of short-term debt for Series C
          Convertible Preferred Stock                        $200,000   $   --
                                                             ========   ========

    Forgiveness of debt in exchange for one third of
         common stock                                        $583,132   $   --
                                                             ========   ========

    Purchase of equipment through capital leases             $200,000   $   --
                                                             ========   ========





                 See notes to consolidated financial statements
                                      F-6

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       ORGANIZATION AND SIGNIFICANT EVENTS
         -----------------------------------

         Azurel Ltd. ( "Azurel") was incorporated in Delaware on June 26, 1995. In July 1996, the Company formed a subsidiary, Scent 123, Inc. and subsequently acquired the assets of Scent Overnight, Inc., an overnight delivery service of men's cologne and women's fragrances. Azurel intends to market and develop original cosmetic and fragrance lines. As of December 31, 1999, no significant operations had commenced.

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

         During the year ended December 31, 1999, the Company issued 1,500 units of convertible preferred stock and warrants for net proceeds of $1,238,000.

         During April 1999, the Company sold to various investors an aggregate of 716,667 shares of its common stock at a price of $1.50 per share, for an aggregate sales price of $1,075,000. In addition, an aggregate of 179,167 warrants (one warrant for every four shares) to purchase shares of the Company's common stock at an exercise price of $2.00 per share were issued to the above investors.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



         During August and September 1999, the Company issued 800,000 shares of its convertible preferred stock at a price of $1.00 per share for an aggregate sales price of $800,000.

         In March 2000, the Company entered into an agreement to sell its ownership in its Private Label Group subsidiary.

         Hereinafter all of the above entities are collectively referred to as the "Company".

2.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of approximately $7,230,000 and $1,700,000 in 1999 and 1998, respectively. Additionally, the Company had a working capital deficiency of $1,445,000 at December 31, 1999 and has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $326,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and debentures and ultimately developing a viable business. In addition, as discussed in Note 3, the Company entered into a contract to dispose of its Private Label Group subsidiary. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



         e. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         f. Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         g. Stock based compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company has adopted the proforma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

         h. Goodwill - Goodwill is amortized on a straight line basis over a period of 20 years. The Company periodically assesses the recoverability of the cost of its goodwill for impairment.

         i. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.


         j. Earnings per share - Basic net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

  4.     DISCONTINUED OPERATIONS
         -----------------------

         In December 1999, the Company defaulted on its note to the former shareholder of approximately $600,000 and current President of the Private Label Group. Such officer issued a notice of default and the collateral on such note representing one third of the stock of Private Label Group was transferred to the officer.

         In March 2000, the Company entered into an agreement to sell its remaining two thirds interest in the Private Label Group to its President for cash of $886,000 and two notes, one

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



         for $1,800,000 bearing interest of 7.5 % per annum due 24 months after the closing date of the sale and another note for $400,000 bearing interest at 9% per annum due 12 months after the closing date of the sale. In addition, receivables of approximately $400,000 due from the Private Label Group are to be repaid. The Company's two thirds interest in the Private Label Group had been pledged as collateral for approximately $1,500,000 in notes to another entity. On April 10, 2000, the Company and the lender agreed to a substitution of collateral being the aforementioned $1,800,000 note. The balance sheet, results of operations and cash flows of the Private Label Group have been reclassified as discontinued operations for all periods presented. The Company accrued a provision for an estimated loss on the sale of Private Label Group of approximately $1,150,000.

         Net assets of discontinued operations at December 31, 1999 are as follows:


NET CURRENT ASSETS OF DISCONTINUED OPERATIONS
Current Assets:
     Cash                                                             $   72,591
     Accounts receivable, net                                          1,939,351
     Inventories                                                       1,846,845
     Due from stockholders/others                                         27,500

Current Liabilities:
     Line of credit                                                    1,241,104
     Accounts payable and accrued expenses                               912,774
     Customer advances                                                   162,030
     Current portion of long term debt                                   254,300
     Obligations under capital lease - current                            69,840
                                                                      ----------
  Net Current Assets from Discontinued Operations                     $1,246,239
                                                                      ==========


NET NON CURRENT ASSETS OF DISCONTINUED OPERATIONS
Non-Current Assets:
     Property, plant and equipment                                    $1,620,106
     Formulae and customer lists                                       1,411,942
     Other assets                                                         77,422

Non-Current Liabilities:
     Obligations under capital lease - long-term                         203,912
     Long-term debt                                                      362,972
                                                                      ----------
Net Non-Current Assets of Discontinued Operations                     $2,542,586
                                                                      ==========

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



         DISCONTINUED OPERATIONS - CONTINUED
         -----------------------------------


                                                           FOR THE YEAR ENDED
         RESULTS OF OPERATIONS                               DECEMBER 31,
         ---------------------                               ------------


                                                       1999                 1998
                                                       ----                 ----
         Net Sales                                   $14,025,390    $14,519,942
         Loss from operations (net of income tax
         benefit)                                    $    (7,185)   $  (171,286)
         Loss on disposal                            $(1,156,381)
                                                     -----------    -----------
         Total loss on discontinued operations       $(1,163,566)   $  (171,286)
                                                     ===========    ===========


5.       BEN RICKERT ACQUISITION
         -----------------------

         In July 1998, the Company acquired the assets of Ben Rickert, Inc. The following summarizes the 1998 pro forma consolidated results of operations (unaudited) of the Company and the 1998 Ben Rickert asset acquisition as though the acquisition had been consummated at January 1, 1998. The pro forma amounts give effect to the appropriate adjustments of the fair value of assets acquired and the debt incurred and resulting interest expense.


                                                 AZUREL
                                                 WITHOUT
                                               BEN RICKERT    BEN RICKERT
                                                  CORP.       CORP. ONLY      CONSOLIDATED
                                                  -----       ----------      ------------
         Total revenue                         $1,061,901      $ 7,679,081     $ 8,740,982
         Net loss from continuing operations   $ (724,441)     $(4,549,834)    $(5,274,275)
         Loss from discontinued operations     $ (171,286)                     $  (171,286)
         Basic net loss per share:
              Continuing operations            $    (0.14)     $     (0.85)    $     (0.99)
              Discontinued operations          $    (0.03)                     $     (0.03)
         Weighted average number of shares      5,306,245        5,306,245       5,306,245


                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



6.       INVENTORIES

         Inventories at December 31, 1999 consisted of the following:


              Raw Materials             $1,123,803
              Work In Process              159,898
              Finished Goods             1,441,396
                                        ----------
                                        $2,724,797
                                        ==========


7.       RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of advances to officers in the amount of $31,284.


8.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 1999:


                                            ESTIMATED YEARS
                                            OF USEFUL LIVES           AMOUNT
                                            ---------------           ------
         Furniture and fixtures                 5 years              $ 23,028
         Machinery and equipment held
         under  capital leases                5-7 years               200,000
         Machinery and equipment              3-9 years                55,453
                                                                    ---------
                                                                      278,481
         Less accumulated depreciation                                 47,916
                                                                    ---------
                                                                    $ 230,565
                                                                    =========


         In October 1999, the Company entered into a sale and leaseback agreement with another entity. As part of the agreement the Company sold certain fixed assets to the entity for $200,000 and agreed to lease these assets back over a 25 month period. The Company recorded no gain or loss and has recorded this transaction as a capital lease.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------




         PROPERTY AND EQUIPMENT- CONTINUED

         The following is a summary of property held under capital lease at December 31, 1999:

                   DESCRIPTION                              AMOUNT
                   -----------                              ------
         Computer software equipment                       $200,000
         Less: Accumulated Depreciation                       6,668
                                                           --------
                                                           $193,332
                                                           ========


         Minimum future lease payments under capital leases as of December 31, 1999 are as follows:


                YEAR ENDED DECEMBER 31                          AMOUNT
                ----------------------                          ------
                         2000                                  $130,130
                         2001                                    92,620
                                                               --------
         Total minimum lease payments                           222,750
         Less: Amounts representing interest                     22,750
                                                               --------
         Amount representing principal                         $200,000
                                                               ========

9.       GOODWILL:

         Goodwill which results from the acquisition of Cambridge Business Services is as follows:

                                                 ESTIMATED
                                                USEFUL LIFE        COST
                                                -----------        ----
         Goodwill                                20 Years        $159,059
         Less accumulated amortization                             15,906
                                                                 --------
                                                                 $143,153
                                                                 =========

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------





10.      NOTES PAYABLE
         -------------

         Note payable - four notes of $125,000 bearing
         interest at 8% per annum which were due February
         2000. In July and December 1999, the Company
         granted to the lender a total of 150,000 warrants
         at an exercise price of $1.50 per share of which
         50,000 were granted in exchange for extended
         repayment terms. The Company is currently in
         negotiations to re-extend the payment terms of the
         note.                                                         $ 500,000

         Note payable with interest at 8% per annum which
         was due March 2000. The note has been extended to
         September 2000.                                                  87,000

         Note payable with interest at 10% per annum payable
         quarterly in arrears, due June 2000                             550,000

         Note payable with interest at 10% per annum due
         July 2000                                                       300,000

         Note payable with interest at 10% per annum due
         July 2000                                                       300,000

         Various notes payable with interest at 8% per annum
         maturing between March 2000 and October 2000                    920,000
                                                                      ----------
                                                                      $2,657,000
                                                                      ==========


11.      REVOLVING CREDIT FACILITY

         In September 1998, the Company financed a $4,000,000 line of credit with an institution for the Ben Rickert Corp subsidiary at 2.5% per annum interest rate above prime. Proceeds of $1,350,000 from such credit line was used to repay the loan for the acquisition of the assets of Ben Rickert, Inc. Borrowings are secured by a first lien on trade receivables, inventory and equipment. The line is also guaranteed by the Company's Private Label Group subsidiary which has a credit line of $3,500,000 that is guaranteed by the Company. The subsidiary's outstanding line of credit is $1,200,000 at December 31, 1999.

         In June 1999, the financial institution declared the Company in default as a result of continued losses experienced by the Company and imposed a default rate of an additional 2%. Currently, the financial institution has also imposed a $15,000 per month administrative charge. The Company has accelerated its payments to the financial institution in an attempt

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



         to settle its obligation. Pursuant to the sale agreement of the Private Label Group, the Company is required to repay the line. The Company's outstanding balance is approximately $300,000 at March 31, 2000.

12.      LONG-TERM DEBT
         --------------

         The following is a summary of long-term debt at December 31, 1999:


         Note payable with interest at 8% per annum, payable
         monthly. Principal amount due June 2001 and is
         secured by a $1,800,000 long-term note received in
         connection with the sale of the Private Label
         Group. The Company granted 500,000 warrants at an
         exercise price of $1.50 per share to the lender
         which was reduced to $.60 per share as
         consideration of the substitution of collateral.             $1,528,167

         Note payable to shareholder, interest at 9%,
         principal payment due April 2000.                                49,574

         Note payable to shareholder, payable in semi-annual
         installments of $9,219 plus interest at 9% due
         October 2000.                                                    18,438

         Note payable, interest at prime plus 4%, secured by
         first lien on equipment.                                          9,100
                                                                      ----------
                                                                       1,605,279
         Less: current portion                                            77,112
                                                                      ----------
                                                                      $1,528,167
                                                                      ==========

         Long-term debt matures as follows:

                           2000                                       $   77,112
                           2001                                        1,528,167
                                                                      ----------
                                                                      $1,605,279
                                                                      ==========

         The fair value of the Company's long term debt approximates its carrying amount.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



13.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1999, the Company had net deferred tax assets of $4,044,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

         The following table illustrates the source and status of the Company's major deferred tax assets:

                Net operating loss carryforward                $  3,939,000
                Accumulated depreciation book/tax
                difference                                         (10,000)
                Accounts receivable allowance                        19,000
                Inventory allowance                                  96,000
                Valuation allowance                             (4,044,000)
                                                               -------------
                Net deferred tax asset recorded                $     --
                                                               =============

         The provision for income taxes for year ended December 31, 1999 and 1998 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:


                                                       1999             1998
                                                       ----             ----
                Income tax benefit computed at
                    statutory rate                  $(2,450,000)   $ (571,000)
                Tax benefit not recognized            2,450,000       571,000
                                                    -----------    -------------
                Provision for income taxes          $     --       $     --
                                                    ===========    =============

         The Company has net operating loss carry forwards for tax purposes of approximately $9,850,000 at December 31, 1999 expiring in the years 2010 to 2019.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



14.      STOCK OPTIONS AND WARRANTS

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

         For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for stock options granted during the years ended December 31, 1998 and 1997, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk-free interest rate of 5.7% and expected life of five years. The weighted-average fair value of the stock options granted during the years ended December 31, 1999 and 1998 were $.73 and $.53, respectively.

         If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $7.36 million and $1.24 in 1999 and $1.77 million and $.33 in 1998.

         Prior to the Company's initial public offering, 980,500 warrants were issued at an exercise price of $4.50 per share. The Company issued 1,200,000 warrants in connection with the initial public offering of its common stock. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable commencing July 30, 1998 and expire in July 2003. The warrants are redeemable by the Company at a price of $.10 each subject to certain conditions commencing July 30, 1998 and thereafter up to their expiration. The Company additionally issued 120,000 redeemable warrants to the underwriter for $18,000. Such warrants are exercisable for four years commencing July 30, 1998 at a price equal to 150% of the initial public offering price of the Common Stock and Redeemable Warrants. Also, 180,000 warrants were issued pursuant to the exercise of the underwriter's over-allotment option. During 1998, the Company issued 200,000 warrants at an exercise price of $2 per share. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $2.00 per share. During 1999, the Company issued 1,355,168 warrants at an exercise prices ranging from $.90 to $2.00 per share. Each warrant entitles its holder to purchase one share of Common Stock. The Company has reserved 4,035,668 shares of common stock for issuance upon exercise of the warrants.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



           STOCK OPTIONS AND WARRANTS - CONTINUED


                                          OPTIONS                                  WARRANTS
                         ---------------------------------------     -------------------------------------

                         NUMBER        PRICE PER       NUMBER OF      NUMBER     PRICE PER     NUMBER OF
                           OF           SHARE            SHARES         OF         SHARE        SHARES
                         SHARES         RANGE         EXERCISABLE     SHARES       RANGE     EXERCISABLE
                         ------         -----         -----------     ------       -----     -----------

Outstanding
   at January 1, 1998      154,250    $4.25 -  4.38         --     2,480,500   $   6.75          --
Granted                  1,546,352    $ .81 -  4.00                  200,000   $   2.00

Canceled                  (227,250)   $ .81 -  4.38                     --
                                                      ---------    ---------                  ---------
Outstanding
  at December 31, 1998   1,473,352    $ .81 -  4.38         --     2,680,500   $2.00 -$6.75   2,680,500
                                                      =========                ============   =========

Granted                     51,000    $1.19 - $2.13                1,355,168   $ .90 -$2.00
Canceled                  (533,676)   $ .81 - $4.25                     --

Exercised                  (11,500)       $ 1.00
                        ----------                                ----------
Outstanding
  at December 31, 1999     979,176    $ .81 - $4.25         --     4,035,668   $.90 - $6.75   3,985,668
                        ==========    =============   =========    =========   ============   =========



15.      PREFERRED STOCK
         ---------------

         The Company is authorized to issue preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights. In September 1999, the Company received authorization to sell up tp $3,000,000 of its convertible preferred stock. During the third quarter 1999, the Company raised $800,000 in the issuance of this stock and converted $200,000 of existing debt into preferred stock.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



16.      LEASES
         ------

         In August 1999 the Company moved its operations to another facility in New Jersey. In accordance with the new lease, the Company is obligated to make annual rental payments totaling $336,000 under such lease which expires in July 2004. The Company is further obligated under a lease for its administrative and marketing facility in New York City for annual rentals of $75,000 through April 2001.

         Total rent expense for the years ended December 31, 1999 and 1998 was $666,000 and $435,000, respectively.

         Future minimum rental payments under non cancelable leases as of December 31, 1999 were as follows:


                               YEAR
                              ENDED                              AMOUNT
                              -----                              ------
                               2000                            $  438,000
                               2001                               385,000
                               2002                               355,000
                               2003                               346,000
                               2004                               201,000
                                                               ----------
                                                               $1,725,000
                                                               ==========

         Future minimum rental payments on the lease for the Company's discontinued operation were approximately $1,200,000 expiring in August 2002.


16.      SIGNIFICANT CUSTOMERS
         ---------------------

         The Company's largest customer represented 32% of sales in 1999 and 53% of sales in 1998.

17.      OTHER INCOME
         ------------

         In June 1999, the Company entered into a web-site design and consulting agreement with another company. In connection with the agreement the other entity paid the Company a $500,000 non- refundable fee for the right to develop the website and for the Company's consulting services pertaining to the cosmetics industry which is included in other income in the accompanying financial statements. The Company believes it has substantially fulfilled all of its requirements under the contract. In connection with the agreement, such entity is entitled to receive a 5%

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------


         royalty on gross revenues generated from the website until it receives an aggregate of $500,000 in royalties at which time its royalty shall be reduced to 3% of gross revenues from the website.

18.      CONTINGENCIES
         -------------

         The Company is involved in various legal proceedings:

         a. The landlord of the Company's premises brought an action against the Company for the non- payment of approximately $90,000 of rent to the landlord. This matter has been settled by an agreement awarding the landlord a judgement for possession of the premises that will be permanently stayed provided the Company makes timely payments in compliance with an agreed upon schedule.

         b. A former executive of the Company is seeking unspecified damages exceeding $500,000 on breach of contract and related claims. The Company has moved to dismiss the complaint and the plaintiff has moved for summary judgement on the liability. Management believes the claim is without merit. This matter has yet to be resolved.

         c. The Company is a defendant in a suit whereby damages of approximately $95,000 is being sought against the Company under a guarantee agreement. The Company is contesting the allegations.

         d. The Company is subject to various other claims aggregating approximately $500,000 for amounts owed to various vendors. Such amount has been recorded as accounts payable and accrued expenses in the accompanying financial statements.


19.      COMMITMENTS
         -----------

         In October 1997, the Company entered into a license agreement with the owner of the "Hang- Ten" trademark. The agreement grants the Company the exclusive right to manufacture and distribute cosmetics and other items under the "Hang-Ten" mark. The agreement which expires in December 2003, requires the Company to pay aggregate minimum royalties of $864,000 through December 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

           There were no changes in or disagreements with the Company's Accountants on accounting or financial disclosures.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSON


NAME                                AGE         POSITION
----                                ---         --------
Gerard Semhon                       64          Chairman of the Board, Chief Executive
                                                Officer and Director

Frank DeSimone                      46          Executive Vice President, Chief
                                                Operating Officer and Director

Kay Shortway                        58          Director

Norman Grief                        69          Director

Brian Bookmeier                     41          Director

OTHER SIGNIFICANT EMPLOYEES

NAME                                AGE         POSITION
----                                ---         --------
Michael J. Assante                  63          President and Chief Executive Officer,
                                                  Private Label Group


      Directors are elected to serve until the next meeting of stockholders and until their successors are duly elected and qualified. Meetings of stockholders of the Company will be held on an annual basis. However, if at any time an annual meeting is not held for the election of directors, the then current directors will continue to serve until their successors are elected and qualified. Vacancies and newly created directorships resulting from any increase in the number of directors may be filled by a majority vote of Directors then in office. Officers are appointed by, and serve at the discretion of, the Board of Directors. Non-employee directors are eligible to receive options under the 1997 Stock Option Plan.

      The Board of Directors has established an Audit Committee, consisting of Gerard Semhon, Kay Shortway and Norman Grief. The Board of Directors has established a Compensation Committee consisting of Frank DeSimone, Kay Shortway and Norman Grief.

      The following is a brief summary of the background of each director, executive officer and significant employee of the Company:

         GERARD SEMHON has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in June 1995. Mr. Semhon has over 30 years of management experience in consumer products. From March 1993 to May 1995, Mr. Semhon served as chairman of the board and chief executive officer of Dominion Associates, Inc. ("Dominion"), a distributor of health and beauty aids that he helped found. In May 1995, Dominion ceased operations due to a lack of financial resources. From 1990 to March 1993, Mr. Semhon served as an international consultant for several cosmetic companies, including Boots Ltd. and Cambridge Development Corp. In 1983, Mr. Semhon founded Parlux Fragrances, Inc. ("Parlux"), where he was employed until 1990. Parlux operated as the United States and

Canadian distributor of the Giorgio Armani women's fragrance line. From 1981 to 1983 Mr. Semhon served as Helena Rubinstein, Inc.'s president of North American Operations. In 1976, Mr. Semhon became president of ITT Corp. Cosmetics Division. From 1972 to 1976, Mr. Semhon served as Director of International Marketing for Revlon International, Inc.

         FRANK DESIMONE joined the Company in September, 1997 as Executive Vice President and Chief Financial Officer. On December 10, 1998, Mr. DeSimone became Executive Vice President and Chief Operating Officer of the Company. Mr. DeSimone co-founded Cambridge Business Services in January 1986 and served as President until September 1997. Prior to founding Cambridge Business Services in 1986, Mr. DeSimone was the Chief Financial Officer at Parfum Givanchy and Parlux Fragrances and Finance Director of Helena Rubinstein Beaute.

        KAY SHORTWAY was elected to the Company's Board of Directors on February 6, 1998. Ms. Shortway served as the President and CEO of Adrienne Vittadini Retail Division from January 1, 1989 to June 6, 1995. From January 1, 1984 to December 31, 1989 Ms. Shortway was Executive Vice President of Charles Jourdan North America. From February 6, 1981 to December 15, 1984 Ms. Shortway served as Executive Vice President and General Merchandise Manager at Bergdoff Goodman. Ms. Shortway served on the Board of Directors of Frost Brothers from March 10, 1985 to December 15, 1990 and is currently the Chairman and Secretary of the International Fashion Group's Board of Directors.

         NORMAN GRIEF was elected to the Company's Board of Directors on February 23, 1998. From January 1995 to July 1999, Mr. Grief was Chief Executive Officer of The Jarrott Group, Inc., a full service marketing agency with a specialty in developing cosmetic brands. From March 1, 1981 to December 1, 1994 Mr. Grief was the President of Givandan. From March 9, 1970 to December 15, 1986 Mr. Grief served as the Vice President of Research and Development at Revlon.

      BRIAN BOOKMEIER was appointed as a director of the Company in March 2000. Since August 1997, Mr. Boomeier has been the Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf & Tennis, a company in the business of franchised retailing of golf and tennis equipment. From July 1995 to February 2000, Mr. Bookmeier served and the President , Chief Executive Officer and a director of TekInsight.com, Inc., a publicly-traded company. From 1989 Mr. Bookmeier served as Executive Vice President and a director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies, until its merger into TekInsight.com. Mr. Bookmeier has been a director of the American Diabetes Association since June 1995.

      MICHAEL J. ASSANTE joined the Company in August 1996 as part of the acquisition of the Private Label Group of which he had been the principal owner and senior executive for more than forty years. He presently serves as President and Chief Executive Officer of the Private Label Group.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         The Company has one formal committee, the Audit Committee, consisting of Gerard Semhon, Kay Shortway and Norman Grief. The Audit Committee is responsible for communicating with the Company's auditors regarding the financial and reporting affairs of the Company. The Company does not currently have a Stock Option Committee or a Nominating Committee.

         There Company's Board of Directors did not meet during 1999. There were five unanimous written consents of the Company's Board of Directors, pursuant to
Section 141 of the General Corporation Law of Delaware, during 1999. Neither Audit Committee nor the Compensation Committee met during 1999.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 1999 (referred to as "1999" in this table), the year ended December 31, 1998 (referred to as "1998" in this table) and the year ended December 31, 1997 (referred to as "1997" in this table) paid to the Company's Chief Executive Officer ("Named Executive Officer") and to each of the Company's executive officers who earned in excess of $100,000.


                                                                        RESTRICTED                        ALL OTHER
NAME AND PRINCIPAL                                                        STOCK       OPTIONS/            COMPEN-
POSITION                       YEAR       SALARY              BONUS      AWARDS          SARS             SATION
--------                       ----       ------              -----      ------       ---------           ------

Gerard Semhon                  1999       $144,369              -0-         -0-             -0-          $  5,314
Chairman, Chief                1998        111,667              -0-         -0-             -0-             9,600
Executive Officer (1)          1997         95,689              -0-         -0-             -0-               400

Frank DeSimone                 1999       $119,600              -0-         -0-             -0-           $ 1,868
Executive Vice                 1998         99,999              -0-         -0-             -0-             4,800
 President (2)

Michael J. Assante             1999       $250,000            $98,721       -0-             -0-             $ -0-
President, Private             1998        250,000             73,277       -0-             -0-               -0-
Label Group (3)                1997        195,000             75,851       -0-             -0-            20,196


------------
(1)        Mr. Semhon's "other compensation" for 1997, 1998 and 1999 relates to a car allowance and life insurance premiums paid by the Company.

(2)        Mr. DeSimone's "other compensaiton" for 1998, 1999 relates to a car allowance and life insurance premiums paid by the Company.

(3)        Mr. Assante's "other compensation" for 1997 relates to a $12,000 car allowance and $8,196 for life insurance premiums paid by the Company.


OPTIONS TO NAMED EXECUTIVE OFFICER

           There were no options granted to any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

           On July 31, 1997, the Company entered into a three year employment agreement with Gerard Semhon, the Company's Chief Executive Officer and Chairman of the Board. On December 10, 1998, the Company and Mr. Semhon amended such employment agreement whereby Mr. Semhon's salary was increased to $135,000 per annum and the term of the employment agreement was extended to December 31, 2001. Pursuant to the employment agreement, Mr. Semhon will continue to serve as a full-time employee and officer of the Company. Mr. Semhon will continue to be entitled to receive bonuses and salary increases as determined by the Board of Directors. The employment agreement entitles Mr. Semhon to an annual car allowance of $9,600 and the right to participate in welfare plans adopted by the Company and to enjoy medical, dental and disability insurance benefits and life insurance benefits under policies obtained by the Company for such purposes. The agreement is automatically renewable for successive one-year terms. The employment agreement may be terminated by the Company for cause, as described in the agreement. In the event that the Company terminates Mr. Semhon's agreement without cause, Mr. Semhon is to receive his full compensation for the remainder of the term of the agreement, but in no event less than 12 months compensation. In the event of a change in control of the Board of Directors, Mr. Semhon is to receive two times his full compensation for the remainder of the term of the agreement. In addition, the agreement precludes Mr. Semhon from disclosing confidential information, and from competing with the Company during the term of his employment and for one year thereafter.

         On December 10, 1998, the Company entered into a three year employment agreement, effective January 1, 1999, with Frank DeSimone, the Company's Chief Operating Officer and Executive Vice President under which Mr. DeSimone will serve as a full-time employee and officer and receive an annual salary of $115,000 and bonuses and salary increases as determined by the Board of Directors. The employment agreement entitles Mr. DeSimone to an annual car allowance of $4,800 and the right to participate in welfare plans adopted by the Company and to enjoy medical, dental and disability insurance benefits and life insurance benefits under policies obtained by the Company for such purposes. The agreement is automatically renewable for successive one-year terms. The employment agreement may be terminated by the Company for cause, as described in the agreement. In the event that the Company terminates Mr. DeSimone's agreement without cause, Mr. DeSimone is to receive his full compensation for the remainder of the term of the agreement, but in no event less than 12 months compensation. In the event of a change in control of the Board of Directors, Mr. DeSimone is to receive two times his full compensation for the remainder of the term of the agreement. In addition, the agreement precludes Mr. DeSimone from disclosing confidential information, and from competing with the Company during the term of his employment and for one year thereafter.

           Mr. Assante's employment agreement will be assigned to the Private Label Group upon completion of the Company's sale of the Private Label Group to Mr. Assante. In August 1996, the Company entered into a three year employment agreement with Michael J. Assante under which he served as President and Chief Executive Officer of each of the two companies that comprise the Private Label Group. Mr. Assante will received a base annual salary of $195,000 and an annual car allowance of $12,000. In addition, the Company maintained a $1.1 million life insurance policy on the life of Mr. Assante, the beneficiary of which was designated by Mr. Assante. The employment agreement is renewable at his option for an additional two year period. Mr. Assante will receive a bonus equal to 10% of the amount by which the Private Label Group's annual profit, before interest and taxes but after depreciation and amortization, exceeds $500,000 for each of the years ending December 31, 1997, 1998 and 1999. The employment agreement may be terminated by the Company for cause, as described in the agreement. Mr. Assante is entitled to receive his salary for the remaining term of the agreement as severance pay in the event that the Company terminates the agreement without cause. In addition, the agreement precludes Mr. Assante from disclosing confidential information during the term of his employment and for five years thereafter, and from competing with the Company during the term of his employment and for one year thereafter.

CONSULTING AGREEMENTS

           Mr. Louis DiVita ("DiVita"), a former shareholder of the companies comprising the Private Label Group, serves as a consultant to the Private Label Group pursuant to a consulting agreement dated August 17, 1993 pursuant to which DiVita provides services relating to the Private Label Group's computer system. The agreement provides for a monthly consulting fee of $11,117 through August 2003.

STOCK OPTION PLAN

         In March 1997 the Board of Directors adopted, and the stockholders subsequently approved, the Company's 1997 Stock Option Plan (the "1997 Plan"). In December 1998, the 1997 Plan was amended whereby the number of options to acquire common stock which may be granted was increased from 750,000 to 1,750,000. The 1997 Plan provides for grants to officers and other employees of the Company, non-employee directors, consultants and advisors and other persons who may perform significant services on behalf of the Company and will be administered by the Board of Directors, or a committee (the "Committee") of two or more directors, each of whom is a "Non-Employee Director," within the meaning of Rule 16b-3 under the Exchange Act. Pursuant to the 1997 Plan, options to acquire an aggregate of 1,750,000 shares of Common Stock may be granted subject to adjustment as provided in the 1997 Plan. As of December 31, 1999, 979,176 options have been granted pursuant to the 1997 Plan.

           The 1997 Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986 (the "Code"), as amended, as well as non-qualified stock options ("NQSOs"). Only "employees" (within the meaning of Section 3401(c) of the Code) of the Company shall be eligible for the grant of Incentive Stock Options. The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the then outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price shall be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of each NQSO is determined by the Committee, but shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the Company pursuant to Section 12 of the Exchange Act, and prior to six months after the termination of such registration, may be no less than 100% of the fair market value per share on the date of the grant. The Board or the Committee shall provide, in each stock option agreement, when the term of the option subject to such agreement expires and the date when it becomes exercisable, but in no event will an option granted under the 1997 Plan be exercisable after the expiration of ten years from the date it is granted. Options may not be transferred during the lifetime of an option holder and are only exercisable during the optionee's lifetime only by the optionee or by his or her guardian or legal representative. The 1997 Plan shall terminate automatically as of the close of business on the day preceding the 10th anniversary date of its adoption, subject to earlier termination.

        To the extent Fair Market Value, as defined in the Code, of Common Stock with respect to which Incentive Stock Options granted hereunder are exercisable for the first time by an optionee in any calendar year exceeds $100,000, such options granted shall be treated as NQSO's to the extent required by Section 422 of the Code.

           If the outstanding shares of Common Stock are changed by reason of an adjustment to the capitalization of the Company or as a result of a merger or consolidation, an appropriate adjustment shall be made by the Board or the Committee in the number, kind and price of shares as to which options may be granted and exercised.

         Subject to the provisions of the 1997 Plan, the Board of Directors or the Committee has the authority to determine the individuals to whom stock options are to be granted, the number of shares to be covered by each option, the exercise price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for payment of the option price and all other terms and provisions of such options (which need not be identical). Payments by holders of options, upon exercise of an option, may be made (as determined by the Board or the Committee) in cash or such other form of payment as may be permitted under the 1997 Plan, including without limitation, by promissory note or by delivery of shares of Common Stock.

EMPLOYEE PENSION PLAN

The Company does not currently have an employee pension plan.

SECTION 16(A) REPORTING

         Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1999, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis, if at all.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The following table sets forth certain information as of March 31, 2000 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each officer and director of the Company and all officers and directors as a group. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 509 Madison Avenue, New York, New York 10022.



NAME AND ADDRESS                     NUMBER OF SHARES             PERCENTAGE OF
OF BENEFICIAL OWNER                  BENEFICIALLY OWNED(1)        COMMON STOCK
-------------------                  ---------------------        ------------

Gerard Semhon(2)                          286,534                      4.6%

Frank DeSimone(3)                          50,000                        *

Kay Shortway                               -0-                         0.0%

Norman Grief                               -0-                         0.0%

Brian Bookmeier                            -0-                         0.0%

All officers and Directors                    336                      5.5%
as a group (5 persons)

-------------
*less than one percent

(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Includes 102,267 shares of Common Stock owned by Diane Papas, who is the wife of Gerard Semhon, of which shares Mr. Semhon disclaims beneficial ownership.

(3)        Includes options to purchase up to 50,000 shares of Common
           Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc., of which Frank DeSimone, the Company's Executive Vice President, owns 50 percent, for a purchase price of $212,000, of which $95,000 was paid in October 1997 and the balance was paid in February 1998.

           On September 30, 1999, Mr. Semhon agreed to convert $100,000 of debt owed to him by the Company into shares of the Company's Series C Convertible Preferred Stock.

           In March 2000, the Company entered into an agreement to sell its interest in the Private Label Group, Inc., a majority-owned subsidiary, to Michael J. Assante for an aggregate purchase price of $3,085,821, plus foregiveness of $600,000 in debt owed to Mr. Assante in connection with the original purchase of the Private Label Group from Mr. Assante in August 1996. The Company expects this transaction to be completed by the end of April 2000.

           Except as disclosed above and pursuant to certain loan transactions with officers, all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. All future transactions between the Company and its officers, directors or 5% stockholders, and their affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8- K

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

                                                 AZUREL LTD.



                                                 BY: /S/ GERARD SEMHON
                                                 ---------------------
                                                 Gerard Semhon
                                                 Chief Executive Officer and
                                                 Chairman

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                           DATE
---------                        -----                           ----


/S/ GERARD SEMHON            Chief Executive               April 13, 2000
-----------------
Gerard Semhon                Officer and Chairman
                             of the Board

/S/ FRANK DESIMONE           Executive Vice                April 13, 2000
------------------
Frank DeSimone               President, Chief
                             Operating Officer
                             and Director

                             Director                      April 13, 2000
------------------
Kay Shortway

/S/ NORMAN GRIEF             Director                      April 13, 2000
------------------
Norman Grief

                             Director                      April 13, 2000
-------------------
Brian Bookmeier