Form 10QSB
period 2000-03-31
AZUREL LTD
filed 2000-05-22
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------   -------------

    Commission file number:    0-22809
                              --------

                                   AZUREL LTD.
                                   -----------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                            13-3842844
 -------------------------------                          ---------------
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

                  Yes    X           No
                      -------           --------

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 12, 2000 was 6,211,797 shares.
Transitional Small Business Disclosure Format (check one)

                  Yes                  No   X
                      ------               ---

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----


                                                                         Page
                                                                        Number
                                                                       -------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheets                                          1
      Consolidated Statements of Operations                                2
      Consolidated Statements of Cash Flows                               3-4
      Notes to Financial Statements                                       5-6

Item 2 - Management's Discussion and Analysis or
      Plan of Operation                                                  7-10

PART II - OTHER INFORMATION

Item 5 - Other Information                                                11


SIGNATURE                                                                 12



                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                           ITEM 1 FINANCIAL STATEMENTS
                           ---------------------------

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                    March 31,
                                                                      2000
                                                                   ----------
                                                                   (Unaudited)
                                ASSETS
                                ------
CURRENT ASSETS:
    Cash                                                         $       45,177
    Accounts receivable, net of allowance for
       doubtful accounts of $11,000                                     869,196
    Inventory                                                         2,709,086
    Due from related parties                                             31,283
    Prepaid expenses and other current assets                           221,776
    Net current assets of discontinued operations                     1,210,998
                                                                   ------------
       TOTAL CURRENT ASSETS                                           5,087,517

FURNITURE AND EQUIPMENT                                                 218,845

GOODWILL                                                                141,164

OTHER ASSETS                                                            110,454

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                     1,975,322
                                                                   ------------


                                                                 $    7,533,302
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                     $      310,988
    Accounts payable                                                  2,424,855
    Notes payable                                                     3,007,000
    Accrued expenses and other liabilities                            1,066,168
    Current portion of long-term debt                                    68,012
    Capital lease obligation - current portion                          136,000
                                                                   ------------
       TOTAL CURRENT LIABILITIES                                      7,013,024

LONG TERM DEBT                                                        1,528,167

OBLIGATIONS UNDER CAPITAL LEASE                                          64,000

MINORITY INTEREST                                                       652,267

STOCKHOLDERS'  DEFICIT:
    Preferred stock, $.001 par value, authorized 4,000,000 shares;
       issued and outstanding 1,001,500 shares                        2,237,587
    Common stock, $.001 par value, authorized 24,000,000 shares,
       issued and outstanding 6,211,797 shares                            6,212
    Additional paid-in-capital                                        8,649,683
    Accumulated deficit                                             (12,617,178)
    Translation loss                                                       (460)
                                                                   ------------
       TOTAL STOCKHOLDERS'  DEFICIT                                  (1,724,156)
                                                                   ------------

                                                                 $    7,533,302
                                                                   ============

                See notes to consolidated financial statements.




                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2000             1999
                                                     -----------    ------------

NET SALES                                            $   382,031    $   791,785
COST OF GOODS SOLD                                       179,331      1,338,774
                                                     -----------    -----------
GROSS PROFIT (LOSS)                                      202,700       (546,989)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,137,469      1,098,137
                                                     -----------    -----------
LOSS FROM OPERATIONS                                    (934,769)    (1,645,126)
INTEREST EXPENSE                                        (129,305)      (111,052)
OTHER EXPENSE                                             (8,108)          --
                                                     -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                  $(1,072,182)   $(1,756,178)
DISCONTINUED OPERATIONS:
    INCOME FROM OPERATIONS OF PLC (NET OF
    MINORITY INTEREST; $8,182 IN 2000, $0 IN 1999)        16,364         35,113
                                                     -----------    -----------
NET INCOME FROM DISCONTINUED OPERATIONS                   16,364         35,113
                                                     -----------    -----------

NET LOSS                                             $(1,055,818)   $(1,721,065)
                                                     ===========    ===========

BASIC (LOSS) EARNINGS PER COMMON SHARE:
    CONTINUING OPERATIONS                            $     (0.17)   $     (0.33)
    DISCONTINUED OPERATIONS                                 0.00           0.01
                                                     -----------    -----------
BASIC LOSS PER COMMON SHARE                          $     (0.17)   $     (0.32)
                                                     ===========    ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             6,211,797      5,318,845
                                                     ===========    ===========










                 See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                               2000             1999
                                                           ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $(1,055,818)   $(1,721,065)
                                                            -----------    -----------
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation                                              14,366          3,240
       Amortization                                               1,989         52,662
       Loss (gain) on disposal of fixed assets                    3,305           (643)
       Provision for discontinued operations                    132,000           --
       Increase in minority interest                              8,182           --

    Changes in assets and liabilities:
       Decrease in accounts receivable                          965,428      1,118,820
       Decrease in inventories                                   15,711        356,247
       Decrease (increase) in prepaid expenses
                and other current assets                        106,190       (141,358)
       (Increase) decrease in other assets                     (190,425)         4,092
       Increase in accounts payable and accrued expenses         72,367        298,634
       Increase in customer advances                               --           22,517
       Increase in net assets of discontinued operations       (129,795)       (25,018)
                                                            -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES                    (56,500)       (31,873)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                        (5,951)          (700)
                                                            -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                  (5,951)          (700)
                                                            -----------    -----------
   CASH FLOW FROM FINANCING ACTIVITIES:

          Decrease in revolving line of credit                 (857,962)    (1,069,642)
          Proceeds from borrowings on notes                     350,000        845,000
          Borrowings from long term debt                           --          301,322
          Principal payments of capital lease obligations          --             (703)
          Payment of long term debt                              (9,100)       (16,050)
          Proceeds from exercise of stock options                  --              100
          Initial proceeds regarding impending sale of PLC      600,000           --
                                                            -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              82,938         60,027
                                                            -----------    -----------
          Effect of exchange rate                                 9,453           --

   NET INCREASE IN CASH                                          29,940         27,454

   CASH, beginning of period                                     15,237         14,624
                                                            -----------    -----------
   CASH, end of period                                      $    45,177    $    42,078
                                                            ===========    ===========


                See notes to consolidated financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                THREE MONTS ENDED MARCH 31,
                                                ---------------------------
                                                   2000            1999
                                                --------        ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

          Cash paid for interest                $ 72,510        $ 162,132
                                                ========        =========

          Cash paid for income taxes            $  1,661        $   3,042
                                                ========        =========






                       See notes to financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements as of March 31, 2000 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 2000.

         In March 2000, the Company entered into an agreement to sell its ownership in its Private Label Group subsidiary.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained losses of approximately $916,000 in the quarter ended March 31, 2000 and had a working capital deficiency of approximately $1,925,000 as of that date. Furthermore, the Company has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through issuance of stock and debentures, and ultimately developing a viable business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       MEETING WITH NASDAQ
         -------------------

         On March 23, 2000, the Company met with the Nasdaq Listing Qualifications Panel ("The Panel") to respond to concerns raised by Nasdaq. Although the Company believed it was in compliance with corporate governance requirements, on April 28, 2000, the Panel determined to delist the Company's securities for public interest concerns. The Panel also cited the Company's December 31, 2000 reported net tangible assets of $(820,944) -net tangible assets as of March 31, 2000 are reported as $(1,792,607)- and that, as of the close of business on April 27, 2000, the Company failed to evidence a minimum bid price of $1.00 per share, as required by Nasdaq Marketplace Rule 430(c)(4), for 27 consecutive trading days.

4.       NOTES PAYABLE
         -------------

         During the first quarter of 2000, the Company borrowed an aggregate of $350,000 in unsecured short term notes at an interest rate of 8%. The Company has not repaid a $500,000 note to a lender which came due during the first quarter of 2000, and is attempting to reach an agreement to extend the term of the note with said lender. Another lender notified the Company on May 5, 2000, that it is in default of its obligations to make interest payments under two separate notes of approximately $98,000 in the aggregate as of March 31, 2000. The same lender has notified the Company that it is in default of making payments on an equipment lease arrangement of $40,000 in principal payments and approximately $8,000 in associated interest payments, as of March 31, 2000. While the lender has not exercised its right to accelerate any of the aforementioned payments, it has not waived its rights to do so in the future.

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

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.


FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------

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

In August 1996, Azurel acquired the stock of Private Label Group. In March 2000, Azurel entered into an agreement to sell PLC and anticipates completion of sale in May 2000. In October 1996, Azurel acquired the stock of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

In July 1998, Azurel's wholly owned subsidiary, Azurel Sales & Distribution, acquired the assets of Ben Rickert, Inc.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended March 31, 2000 (the "2000 period") were $382,031 compared to $791,785 for the three months ended March 31, 1999 (the "1999 period"). This $409,734 decrease is largely attributable to a significantly higher volume of closeout sales in the 1999 period.

Cost of goods sold were $179,391 and $1,338,774 for the 2000 period and the 1999 period, respectively. Approximately $455,000 of the decrease is attributable to the capturing of overhead costs at the Azurel Sales and Distribution facility. In the 1999 period, when this subsidiary was manufacturing soap, overhead was allocated to cost of goods sold. The Company, however, sold its soap machines in June, 1999, and is now recording all overhead costs in "Selling, general and administrative expenses" in the 2000 period. The gross profit as a percentage of revenue was 53.1% for the 2000 period as compared to (69.1)% for the 1999 period. In addition to the aforementioned reclassification of overhead expenses, the 1999 period was adversely impacted by the sale of closeout merchandise (Almost $650,000 in cost on $300,000 in sales volume) and the disposal of obsolete inventory (approximately $100,000).

Selling, general and administrative (S,G&A) expenses for the 2000 period and the 1999 period were $1,137469 and $1,098,137, respectively. As mentioned in the last paragraph, there were approximately $455,000 of overhead expenses in the 1999 period that were captured in cost of goods sold, but are treated as selling, general and administrative expenses in 2000. If those expenses were, instead, categorized as S,G&A in the 1999 period, the period-to-period comparison would yield an approximate decrease of $400,000 in the current period. The expense improvements include lower wages and associated costs, $100,000, lower rent resulting from the move to a smaller facility, $63,000, and lower amortization expense as a result of the write-off of formulae and customer lists associated with the discontinued operation, $51,000.


Interest expense was $156,546 for the 2000 period and $35,113 for the 1999 period. The increase is a reflection of debt financing levels increasing from about $2,000,000 at March 31, 1999, to $4,800,000 at March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity is accounts receivable of $869,196.

The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants, which resulted in approximately $4,800,000 to the Company.

In December 1997, the Company secured a 4 year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the company's existing machinery and equipment. In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation, which will be transferred to Private Label Group upon completion of the sale. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the Company's wholly owned subsidiary, Azurel Sales & Distribution, in September 1998 with Finova Capital Corp. The terms are the same as the $3,500,000 line of credit except that the $4 million line is secured by Azurel Sales & Distribution's receivables, inventory and a first lien on Azurel Sales & Distribution's machinery and equipment. In June 1999, Finova notified the Company of a default condition with respect to its security agreement, pursuant to which it increased the interest rate by an additional 2% to 4 1/2% above prime, in accordance with the terms of the security agreement. However, Finova has allowed a loan balance to remain outstanding, in return for a $15,000 per month administrative fee. In connection with the Company's sale of PLC, it is required, pursuant to the contract, to pay off the outstanding balance owed to Finova, by the Company, from the sale proceeds.

In August, 1998 the Company sold shares of its Series A Convertible Preferred Stock, receiving net proceeds of approximately $1,237,587.

In April 1999 and May 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000, to several investors, pursuant to an exemption from the registration requirements.

In May 1999, the Company obtained approximately $1,000,000 and converted a $500,000 short-term note. The $1,500,000 is secured by a majority of PLC common stock. On April 10, 2000, it was agreed to exchange this security for the $1,800,000 promissory note that would be issued in connection with the sale of PLC, conditional on the successful completion of such sale.

In June 1999, the Company entered into a web-site design and consulting agreement with Tadeo E-Commerce Corp. In connection with the agreement, Tadeo paid the Company a $500,000 non-refundable fee for the right to develop the website and for the Company's consulting services pertaining to the cosmetic industry. The Company believes it had substantially fulfilled all of its requirements under the contract prior to June 30, 1999. In connection with the agreement, Tadeo is entitled to receive a 5% royalty on gross revenues generated from the website until it receives an aggregate of $500,000 in royalties, at which time its royalty shall be reduced to 3% of gross revenues generated from the website.

In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.

During the first quarter of 2000, Azurel borrowed an aggregate of $350,000 in unsecured notes, at an interest rate of 8%.

Cash used in operating activities for the 2000 period was $26,451 as compared to $31,873 for the 1999 period. Net loss of $895,976 before non-cash expenses re funded essentially by a $965,428 decrease in accounts receivable.

Cash provided by investing activities amounted to $82,938 in the 2000 period and $60,027 in the 1999 period. The initial proceeds from the impending sale of PLC, $600,000 and from borrowings on notes, $350,000 were more than sufficient to pay down loan balances with Finova, $867,062.

DISCONTINUED OPERATIONS
-----------------------

In March 2000, the Company entered into an agreement to sell its two-thirds interest in Private Label Cosmetics, Inc. and Fashion Laboratories, Inc. (collectively known as the "Private Label Group") to Michael J. Assante, President of Private Label Cosmetics. Mr. Assante currently owns one-third of the Private Label Group. Pursuant to the agreement, the Company will receive cash of $886,000 ($825,000 of which has been received to date), a one-year $400,000 promissory note and a two-year $1,800,000 promissory note. In addition, upon completion of the sale, Mr. Assante has agreed to forgive $600,000 owed to him by the Company in connection with the Company's acquisition of the Private Label Group in August 1996. The Company expects the sale to be completed by May 31, 2000.

The Company established a provision for an estimated loss of approximately $1,156,000. The results of operations for the discontinued operations have been reclassified for all periods in the accompanying financial statements.



GOING CONCERN
-------------

The Company received a going concern opinion from its auditors for the year ended December 31, 1999. The Company incurred has a working capital deficit of $1,926,000 at March 31, 2000 and has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuance of stock and debentures and ultimately developing a viable business. In addition, the Company has entered into an agreement to sell its Private Label Group.

PART II - OTHER INFORMATION
---------------------------



Item 5.  OTHER INFORMATION
         -----------------

Meeting with Nasdaq - On March 23, 2000, the Company met with the Nasdaq Listing Qualifications Panel ("The Panel") to respond to concerns raised by Nasdaq. Although the Company believed it was in compliance with corporate governance requirements, on April 28, 2000, the Panel determined to delist the Company's securities for public interest concerns. The Panel also cited the Company's December 31, 2000 reported net tangible assets of $(820,944) -net tangible assets as of March 31, 2000 are reported as $(1,792,607)- and that, as of the close of business on April 27, 2000, the Company failed to evidence a minimum bid price of $1.00 per share, as required by Nasdaq Marketplace Rule 430(c)(4), for 27 consecutive trading days.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
(a.)     EXHIBIT         DESCRIPTION
         -------         -----------
           27            Financial Data Schedule

(b.)     Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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



 Dated : May 22, 2000