Form 10QSB
period 2000-06-30
AZUREL LTD
filed 2000-08-15
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    ---------------

      Commission file number:    0-22809
                                --------

                                   AZUREL LTD.
                                   -----------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                     DELAWARE                                13-3842844
           -------------------------------               -------------------
           State or other jurisdiction of                I.R.S. Employer
           incorporation or organization                 dentification No.)

                     509 MADISON AVENUE, NEW YORK, NY 10022
                     ---------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (212) 317- 0712
                                ----------------
                 (Issuer's telephone number including area code)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes    X             No
                         -------             ------

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 14, 2000 was 6,911,797 shares.
Transitional Small Business Disclosure Format (check one)

                     Yes                 No   X
                         ------             -------

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----


                                                                    Page
                                                                   Number
                                                                 -----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheet                                     1
      Consolidated Statements of Operations                          2
      Consolidated Statements of Cash Flows                         3-4
      Notes to Financial Statements                                 5-6

Item 2 - Management's Discussion and Analysis or
      Plan of Operation                                            7-10

PART II - OTHER INFORMATION

Item 5 - Other Information                                          11


SIGNATURE                                                           12

                                     PART I

                              FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS
                           ---------------------------



                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                    June 30,
                                      2000
                                 ---------------
                                   (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash                                                             $     58,170
    Accounts receivable, net of allowance for
       doubtful accounts of $25,000                                       375,738
    Short-term note receivable                                            224,403
    Inventory                                                           2,449,806
    Due from related parties                                               31,284
    Prepaid expenses and other current assets                             142,752
                                                                     ------------
       TOTAL CURRENT ASSETS                                             3,282,153

FURNITURE AND EQUIPMENT                                                   205,217

GOODWILL                                                                  139,175

LONG-TERM NOTE RECEIVABLE                                               1,800,000

OTHER ASSETS                                                              110,451
                                                                     ------------


                                                                     $  5,536,996
                                                                     ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------


CURRENT LIABILITIES:
    Bank Loans                                                       $     24,312
    Accounts payable                                                    1,986,979
    Notes payable                                                       2,657,000
    Accrued expenses and other liabilities                              1,212,681
    Current portion of long-term debt                                      49,574
    Capital lease obligation - current portion                            160,000
                                                                     ------------
       TOTAL CURRENT LIABILITIES                                        6,090,546

LONG TERM DEBT                                                          1,528,167

OBLIGATIONS UNDER CAPITAL LEASE                                            40,000

MINORITY INTEREST                                                             357

STOCKHOLDERS'  DEFICIT:
    Preferred stock, $.001 par value, authorized 4,000,000 shares;
       issued and outstanding 1,001,500 shares                          2,237,587
    Common stock, $.001 par value, authorized 24,000,000 shares,
       issued and outstanding 6,911,797 shares                              6,912
    Additional paid-in-capital                                          8,998,983
    Accumulated deficit                                               (13,353,101)
    Translation loss                                                      (12,455)
                                                                     ------------
       TOTAL STOCKHOLDERS'  DEFICIT                                    (2,122,074)
                                                                     ------------

                                                                     $  5,536,996
                                                                     ============



                 See notes to consolidated financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months ended June 30,             Six Months ended June 30,
                                                        -------------------------------------   ----------------------------------
                                                             2000               1999                 2000              1999
                                                        ---------------    ---------------      ---------------   ----------------

     NET SALES                                        $        492,849   $      1,010,010     $        874,880  $       1,801,795
     COST OF GOODS SOLD                                        276,774          1,767,354              456,105          3,106,128
                                                        ---------------    ---------------      ---------------   ----------------
     GROSS PROFIT (LOSS)                                       216,075           (757,344)             418,774         (1,304,333)
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            1,161,314          1,213,896            2,298,783          2,312,032
                                                        ---------------    ---------------      ---------------   ----------------
     LOSS FROM OPERATIONS                                     (945,239)        (1,971,239)          (1,880,009)        (3,616,365)
     INTEREST EXPENSE                                         (242,997)          (202,309)            (372,302)          (313,361)
     OTHER INCOME (EXPENSE)                                    271,414            736,000              263,306            736,000
                                                        ---------------    ---------------      ---------------   ----------------
     NET LOSS FROM CONTINUING OPERATIONS              $       (916,822)  $     (1,437,548)    $     (1,989,004) $      (3,193,726)
     DISCONTINUED OPERATIONS:
        INCOME FROM OPERATIONS OF PLC                          180,896             70,253              197,260            105,366
                                                        ---------------    ---------------      ---------------   ----------------
     NET INCOME FROM DISCONTINUED OPERATIONS                   180,896             70,253              197,260            105,366
                                                        ---------------    ---------------      ---------------   ----------------

     NET LOSS                                         $       (735,926)  $     (1,367,295)    $     (1,791,744) $      (3,088,360)
                                                        ===============    ===============      ===============   ================

     BASIC (LOSS) EARNINGS PER COMMON SHARE:
        CONTINUING OPERATIONS                         $          (0.15)  $          (0.26)    $          (0.31) $           (0.58)
        DISCONTINUED OPERATIONS                                   0.03           --                       0.03          --
                                                        ---------------    ---------------      ---------------   ----------------
     BASIC LOSS PER COMMON SHARE                      $          (0.12)  $          (0.26)    $          (0.28) $           (0.58)
                                                        ===============    ===============      ===============   ================


     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              6,328,464          6,053,845            6,445,130          5,686,345
                                                        ===============    ===============      ===============   ================











                 See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Six months ended June 30,
                                                                              ---------------------------------
                                                                                    2000             1999
                                                                               ----------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(1,791,744)   $(3,088,360)
                                                                                  -----------    -----------

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                   27,115          6,361
        Amortization                                                                    3,978              4
        Loss (gain) on disposal of fixed assets                                         3,305       (237,924)
        Provision for discontinued operations                                         132,000           --
        Increase in minority interest                                                   --               357

    Changes in assets and liabilities:
        Decrease in accounts receivable                                             1,458,886      1,111,673
        Decrease in inventories                                                       274,991        852,642
        Increase in prepaid expenses and other current assets                          (5,278)      (212,554)
        Decrease (increase) in other assets                                                70        (80,832)
        Decrease in accounts payable and accrued expenses                            (218,997)      (225,008)
        (Increase) decrease in net assets of discontinued operations                  (73,024)        29,629
                                                                                  -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                                        (188,698)    (1,844,013)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                                             (5,951)       (26,259)
        Disposal of property and equipment                                                879        237,924
                                                                                  -----------    -----------
        NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES                            (5,072)       211,665
                                                                                  -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:

        Decrease in revolving line of credit                                       (1,168,950)    (1,832,087)
        Increase in bank loans                                                         24,312           --
        Proceeds from borrowings on notes                                             350,000        845,000
        Borrowings from long term debt                                                   --        1,910,294
        Principal payments of capital lease obligations                                  --           (1,795)
        Payment of long term debt                                                     (27,538)      (303,870)
        Proceeds from exercise of stock options                                          --              100
        Proceeds from issuance of common stock                                           --      1,075,000
        Proceeds from sale of PLC                                                   1,061,418           --
                                                                                  -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                     239,242      1,692,642
                                                                                  -----------    -----------

        Effect of exchange rate                                                        (2,539)           767

NET INCREASE IN CASH                                                                   42,933         61,060

CASH, beginning of period                                                              15,237         14,624
                                                                                  -----------    -----------

CASH, end of period                                                               $    58,170    $    75,684
                                                                                  ===========    ===========



                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six months ended June 30,
                                                                             ------------------------------------
                                                                                    2000                1999
                                                                             ----------------    ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

           Cash paid for interest                                                 $   130,866    $   162,132
                                                                                  ===========    ===========

           Cash paid for income taxes                                             $    10,431    $      --
                                                                                  ===========    ===========

           Notes received in connection with sale of subsidiary                   $ 2,024,403    $      --
                                                                                  ===========    ===========
           Conversion of notes to common stock                                    $   350,000    $      --
                                                                                  ===========    ===========










                        See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                         SIX MONTHS ENDED JUNE 30, 2000
                         ------------------------------

                                   (UNAUDITED)
                                   -----------


1.         BASIS OF PRESENTATION
           ---------------------

           The accompanying consolidated financial statements as of June 30, 2000 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 2000.

           On May 26, 2000, the Company consummated an agreement to sell its ownership in its Private Label Group subsidiary, pursuant to an agreement signed in March 2000.

           On July 18, 2000, the Company's Board of Directors held a special meeting, at which time the Board voted unanimously to relieve Gerard Semhon of his duties as Chairman and Chief Executive Officer for cause and appointed Norman Grief as its new Chairman of the Board. It furthermore resolved to run the Company by Management Committee and seek an Executive with a marketing background to assist in moving the Company in a new direction.

           The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.         GOING CONCERN
           -------------

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained losses of approximately $1,791,000 for the six months ended June 30, 2000 and had a working capital deficiency of approximately $2,808,000 as of that date. Although the Company is current with respect to payments of year 2000 payroll tax obligations, it has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through issuance of stock and debentures, and ultimately developing a viable business through new leadership. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.         MEETING WITH NASDAQ
           -------------------

           On March 23, 2000, the Company met with the Nasdaq Listing Qualifications Panel ("The Panel") to respond to concerns raised by Nasdaq. Although the Company believed it was in compliance with corporate governance requirements, on April 28, 2000, the Panel determined to delist the Company's securities for public interest concerns. The Panel also cited the Company's December 31, 2000 reported net tangible assets of $(820,944) -net tangible assets as of March 31, 2000 are reported as $(1,792,607)- and that, as of the close of business on April 27, 2000, the Company failed to evidence a minimum bid price of $1.00 per share, as required by Nasdaq Marketplace Rule 430(c)(4), for 27 consecutive trading days. The Company subsequently applied and has been listed on the Bulletin Board.

4.         NOTES PAYABLE
           -------------

           During the first quarter of 2000, the Company borrowed an aggregate of $350,000 in unsecured short term notes at an interest rate of 8%. These notes were converted to 700,000 shares of the Company's common stock at a price of $.50 per share in June 2000. The Company has extended a $500,000 note to a lender which came due during the first quarter of 2000 to the first quarter of 2001, in return for a security interest in the Company's inventory. Another lender notified the Company that it was in default of payment of a $300,000 note due on July 19, 2000, along with accrued interest of $27,000. A third lender notified the Company on August 2, 2000, that it is in default of its obligations to repay a $550,000 note along with approximately $50,000 of interest on June 30, 2000, . The same lender also notified the Company, on the same day, that it is in default of making interest payments on a long term note of approximately $130,000 as of June 30, 2000.


5.         NOTE RECEIVABLE
           ---------------

           The long-term note receivable from Private Label Cosmetics, Inc., in the amount $1,800,000, is collateralized against the $1,528,167 long-term debt. Furthermore, the note is in the hand of the lender's attorney, who also issued a default letter to the Company relative to non-payment of interest as explained in the previous paragraph.

6.         LEGAL
           -----

           The Company has received legal notification of claims from certain vendors and former employees and is in the process of negotiating settlements to most of these claims. In certain instances, the Company intends to challenge the validity of these claims.

7.         REVOLVING LINE OF CREDIT
           ------------------------

           On May 26, 2000, on the same day that the Company consummated the sale of its Private Label subsidiary, the Company used the proceeds obtained at the closing, to pay off the remaining balance on its revolving line of credit.

8.         PURCHASE ORDER FINANCING AND FACTORING AGREEMENT
           ------------------------------------------------

           In July 2000, the Company signed a purchase order financing and factoring agreement, whereby 100 percent of its overseas purchases can be funded by letters of credit, and the receivables generated by the sale of this merchandise will be factored. The aforementioned inventory and receivables will be secured by the financing company and factoring company, respectively.

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


           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
           ---------------------------------------------------------

           Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets, and sells private label cosmetics, fragrances and skincare products, in addition to providing warehousing, assembly and distribution services for other companies in related businesses. Prior to the sale of its Private Label Cosmetics subsidiary on May 26, 2000, the Company was also engaged in the manufacture of many of those same products.

           In August 1996, Azurel acquired the stock of Private Label Group. March 2000, Azurel entered into an agreement to sell PLC and completed this sale in May 2000. In October 1996, Azurel acquired the stock of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

           In July 1998, Azurel's wholly owned subsidiary, Azurel Sales & Distribution, acquired the assets of Ben Rickert, Inc.

           RESULTS OF OPERATIONS
           ---------------------

           Total revenues for the six and three months ended June 30, 2000 were $874,880 and $492,849, respectively, compared to $1,801,795 and $1,010,010 for the six and three months ended June 30, 1999. This decrease is largely attributable to a significantly higher volume of closeout sales in the first half of 1999.

           Cost of goods sold were $456,105 and $276,774 for the six and three months ended June 30, 2000 and $3,106,128 and $1,767,354 for the respective periods ended June 30, 1999. The significant decrease is attributable to two factors. The first factor relates to the capturing of overhead costs at the Azurel Sales and Distribution facility. In the 1999 period, when this subsidiary was manufacturing soap, overhead was allocated to cost of goods sold. The Company, however, sold its soap machines in June, 1999, and is now recording all overhead costs in "Selling, general and administrative expenses" in 2000. Secondly, the Company sold off significant quantities of slow moving inventory and disposed of obsolete inventory during the first half of 1999. The gross profit as a percentage of revenue was 47.9% and 43.8% for the six and three months ended June 30, 2000 as compared to (72.4)% and (75.0) for the corresponding periods ended June 30, 1999.

           Selling, general and administrative (S,G&A) expenses for the six and three months ended June 30, 2000 were $2,298,783 and $1,161,314 and $2,312,032 and $1,213,895 for the six and three months ended June 30, 1999. As mentioned in the last paragraph, overhead expenses in the first half of 1999 were captured in cost of goods sold, but are treated as selling, general and administrative expenses in 2000. Current year expenses were adversely impacted approximately $100,000 by increased computer training and programming costs associated with the implementation of a new computer system and increased legal expenses resulting from the sale of the Company's Private Label Cosmetics subsidiary. These factors were more than offset by current year expense reductions in wages and associated costs of approximately $200,000 and lower rent resulting from the move to a smaller facility, $125,000. Additionally, amortization expense was approximately $100,000 lower in 2000 due to the write-off of formulae and customer lists attributable to the discontinued operation, in December 1999.

           Interest expense was $372,302 for the six months ended June 30, 2000 and $242,997 for the three months ended June 30, 2000 compared to $313,361 for the three months ended June 30, 1999 and $202,309 for the three months ended June 30, 1999. The increase is a reflection of increased debt financing levels in 2000, partially offset by a reduction in the revolving line of credit.

           LIQUIDITY AND CAPITAL RESOURCES
           -------------------------------

           The Company's primary source of liquidity is accounts receivable of $375,738.

           The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants, which resulted in approximately $4,800,000 to the Company.

           In December 1997, the Company secured a 4 year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the company's existing machinery and equipment. In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation, which will be transferred to Private Label Group upon completion of the sale. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the Company's wholly owned subsidiary, Azurel Sales & Distribution, in September 1998 with Finova Capital Corp. Upon the completion of the sale of PLC, the Company paid off the outstanding balance owed to Finova, by the Company, from the sale proceeds.

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

           In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.

           During the first quarter of 2000, Azurel borrowed an aggregate of $350,000 in unsecured notes, at an interest rate of 8%. These notes were converted to 700,000 shares of common stock at a price of $.50 per share in June 2000.

           In July, 2000, the Company signed a purchase order financing and factoring agreement, whereby 100 per cent of its overseas purchases can be funded by letters of credit, and the receivables generated by the sale of this merchandise will be factored. The aforementioned inventory and receivables will be secured by the financing company and factoring company, respectively.

           Cash used in operating activities for the six months ended June 30,

           2000 was $13,101 as compared to $1,844,013 for the corresponding 1999 period. This decrease is primarily attributable to a decrease in net loss of approximately $1,300,000. Net losses of $1,314,414 before non-cash expenses were funded essentially by a $1,458,886 decrease in accounts receivable.

           Cash used in investing activities amounted to $5,072 for the six months ended June 30, 2000 compared to $211,665 provided by investing activities for the six months ended June 30, 1999. The 1999 figure is primarily a reflection of the sale of the soap machines at the Azurel Sales & Distribution facility in June 1999. The proceeds from the sale of PLC, $1,061,418 and proceeds from the issuance of debt and converted to common stock, $350,000 were more than sufficient to pay down loan balances with Finova, $1,168,950.



           DISCONTINUED OPERATIONS
           -----------------------

           In March 2000, the Company entered into an agreement to sell its two-thirds interest in Private Label Cosmetics, Inc. and Fashion Laboratories, Inc. (collectively known as the "Private Label Group") to Michael J. Assante, President of Private Label Cosmetics. Mr. Assante currently owns one-third of the Private Label Group. The Company completed the sale on May 26, 2000, receiving an aggregate of $1,061,418 in cash, a one-year $224,403 promissory note and a two-year $1,800,000 promissory note. In addition, Mr. Assante has agreed to forgive $600,000 owed to him by the Company in connection with the Company's acquisition of the Private Label Group in August 1996.

           The Company had established a provision for an estimated loss of approximately $1,156,000. The results of operations for the discontinued operations have been reclassified for all periods in the accompanying financial statements.

           GOING CONCERN
           -------------

           The Company received a going concern opinion from its auditors for the year ended December 31, 1999. The Company sustained losses of approximately $1,791,000 for the six months ended June 30, 2000 and had a working capital deficiency of approximately $2,808,000 as of that date. Although the Company is current with respect to payment of its year 2000 payroll tax obligations, it has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through issuance of stock and debentures, and ultimately developing a viable business through new leadership.

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



           Item 3.            Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                       --------------------------------
           (a.)               (a.)       EXHIBIT            DESCRIPTION
                                         -------            -----------
                                            27        Financial Data Schedule

           (b.)       Reports on Form 8-K


           No reports on Form 8-K were filed during the quarter ended June 30, 2000; however, one was filed on July 26, 2000.

                                   SIGNATURES
                                   ----------



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AZUREL LTD.




                                    /S/ EDWARD ADAMCIK
                                    ------------------------------
                                    Edward Adamcik
                                    Chief Financial Officer



                                    /S/ STEVEN M. BARRY
                                    -----------------------------
                                    Steven M. Barry
                                    Corporate Controller and Secretary



Dated : August 14, 2000