Form 10QSB
period 2000-09-30
AZUREL LTD
filed 2000-11-21
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------   ----------
         Commission file number:    0-22809
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

                  Yes    X                       No
                        ---                         ---
The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 21, 2000 was 6,911,797 shares.
Transitional Small Business Disclosure Format (check one)

                  Yes                            No  X
                        ---                         ---

                          AZUREL LTD. AND SUBSIDIARIES

                                      INDEX


                                                                       Page
                                                                      Number
                                                                     ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheet                                         1
      Consolidated Statements of Operations                              2
      Consolidated Statements of Cash Flows                             3-4
      Notes to Financial Statements                                     5-6

Item 2 - Management's Discussion and Analysis or
      Plan of Operation                                                 7-9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              10

Item 5 - Other Information                                              10

Item 6 - Exhibits and Reports on Form 8-K                               10


SIGNATURE                                                               11

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

                           ITEM 1 FINANCIAL STATEMENTS
                           ---------------------------

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                               SEPTEMBER 30, 2000
                               ------------------

                                  (UNAUDITED)
                                  -----------



                                     ASSETS
                                     ------
    CURRENT ASSETS:
        Cash                                                                 $        5,437
        Accounts receivable, net of allowance for
            doubtful accounts of $37,000                                            433,309
        Short-term note receivable                                                   70,612
        Inventory                                                                 2,113,047
        Due from related parties                                                     31,284
        Prepaid expenses and other current assets                                   137,832
                                                                               -------------
            TOTAL CURRENT ASSETS                                                  2,791,521

    FURNITURE AND EQUIPMENT                                                         192,046

    GOODWILL                                                                        137,186

    LONG-TERM NOTE RECEIVABLE                                                     1,800,000

    OTHER ASSETS                                                                    111,090
                                                                               -------------


                                                                             $    5,031,843
                                                                               =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES:
        Bank Loans                                                           $       21,415
        Accounts payable                                                          1,843,775
        Notes payable                                                             2,984,533
        Accrued expenses and other liabilities                                    1,284,604
        Current portion of long-term debt                                         1,577,741
        Capital lease obligation - current portion                                  184,000
                                                                               -------------
            TOTAL CURRENT LIABILITIES                                             7,896,068

    LONG TERM DEBT                                                                   --

    OBLIGATIONS UNDER CAPITAL LEASE                                                  16,000

    MINORITY INTEREST                                                                   357

    STOCKHOLDERS'  DEFICIT:
        Preferred stock, $.001 par value, authorized 4,000,000 shares;
            issued and outstanding 1,001,500 shares                               2,237,587
        Common stock, $.001 par value, authorized 24,000,000 shares,
            issued and outstanding 6,911,797 shares                                   6,912
        Additional paid-in-capital                                                8,998,983
        Accumulated deficit                                                     (14,126,453)
        Translation loss                                                              2,389
                                                                               -------------
            TOTAL STOCKHOLDERS'  DEFICIT                                         (2,880,582)
                                                                               -------------

                                                                             $    5,031,843
                                                                               =============

                 See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months ended September 30,          Nine Months ended September 30,
                                                        ----------------------------------------  ----------------------------------
                                                               2000              1999                    2000            1999
                                                        --------------    ----------------        ----------------    ----------

      NET SALES                                       $       421,590   $         809,075       $       1,296,470   $   2,610,870
      COST OF GOODS SOLD                                      290,162             545,233                 746,267       3,651,360
                                                        --------------    ----------------        ----------------    ------------
      GROSS PROFIT (LOSS)                                     131,428             263,842                 550,203      (1,040,490)
      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            792,338           1,065,652               3,091,121       3,377,684
                                                        --------------    ----------------        ----------------    ------------
      LOSS FROM OPERATIONS                                   (660,910)           (801,810)             (2,540,918)     (4,418,174)
      INTEREST EXPENSE                                       (133,098)           (113,946)               (505,400)       (427,307)
      OTHER INCOME (EXPENSE)                                   20,655        --                           283,961         736,000
                                                        --------------    ----------------        ----------------    ------------
      NET LOSS FROM CONTINUING OPERATIONS             $      (773,353)  $        (915,756)      $      (2,762,357)  $  (4,109,481)
      INCOME FROM DISCONTINUED OPERATIONS                 --                      174,842                 197,260         280,208
                                                        --------------    ----------------        ----------------    ------------
      NET LOSS                                        $      (773,353)  $        (740,914)      $      (2,565,097)  $  (3,829,273)
                                                        ==============    ================        ================    ============

      BASIC (LOSS) EARNINGS PER COMMON SHARE:
          CONTINUING OPERATIONS                       $         (0.12)  $           (0.15)      $           (0.40)  $       (0.71)
          DISCONTINUED OPERATIONS                         --                         0.03                    0.03            0.05
                                                        ==============    ================        ================    ============
      BASIC LOSS PER COMMON SHARE                     $         (0.12)  $           (0.12)      $           (0.37)  $       (0.66)
                                                        ==============    ================        ================    ============


      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            6,522,908           6,107,179               6,911,797       5,826,623
                                                        ==============    ================        ================    ============









                 See notes to consolidated financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine months ended September 30,
                                                                                      ---------------------------------------
                                                                                          2000                1999
                                                                                      ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $       (2,565,096) $       (3,829,274)

     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                          40,286              10,233
         Amortization                                                                           5,967               5,298
         Loss (gain) on disposal of fixed assets                                                3,305            (237,924)
         Provision for discontinued operations                                                132,000              --
         Increase in minority interest                                                          --                    357

     Changes in assets and liabilities:
         Decrease in accounts receivable                                                    1,401,315           1,734,495
         Decrease (increase) in inventories                                                   611,750            (272,600)
         Increase in prepaid expenses and other current assets                                   (359)           (441,931)
         Increase in other assets                                                                (569)            (85,140)
         Decrease in accounts payable and accrued expenses                                   (290,277)           (145,007)
         Increase in net assets of discontinued operations                                    (73,024)            (30,653)
                                                                                      ----------------    ----------------
         NET CASH USED IN OPERATING ACTIVITIES                                               (734,702)         (3,292,146)
                                                                                      ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of property and equipment                                                    (5,951)            (46,805)
         Disposal of property and equipment                                                       879             237,924
                                                                                      ----------------    ----------------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (5,072)            191,119
                                                                                      ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:

         Proceeds from repayment of short-term note receivable                                153,791               --
         Decrease in revolving line of credit                                              (1,168,950)         (2,711,050)
         Increase in bank loans                                                                21,415               --
         Proceeds from borrowings on notes                                                    677,533           1,983,000
         Borrowings from long term debt                                                         --              2,660,294
         Principal payments of capital lease obligations                                        --                 (2,105)
         Payment of long term debt                                                            (27,538)           (650,570)
         Proceeds from exercise of stock options                                                --                    100
         Proceeds from sale of common stock                                                     --              1,075,000
         Proceeds from sale of preferred stock                                                  --              1,000,000
         Proceeds from sale of PLC                                                          1,061,418          --
                                                                                      ----------------    ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                            717,669           3,354,669
                                                                                      ----------------    ----------------

         Effect of exchange rate on cash                                                       12,305              (4,890)
                                                                                      ----------------    ----------------

NET (DECREASE) INCREASE IN CASH                                                                (9,800)            248,752

CASH, beginning of period                                                                      15,237              14,624
                                                                                      ----------------    ----------------

CASH, end of period                                                                $            5,437  $          263,376
                                                                                      ================    ================



                 See notes to consolidated financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                 Nine months ended September 30,
                                                                              ------------------------------------------
                                                                                     2000                   1999
                                                                              -------------------    -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

             Cash paid for interest                                        $             157,260  $             151,083
                                                                              ===================    ===================

             Cash paid for income taxes                                    $              11,908  $          --
                                                                              ===================    ===================

             Notes received in connection with sale of subsidiary          $           2,024,403  $          --
                                                                              ===================    ===================

             Conversion of notes to common stock                           $             350,000  $          --
                                                                              ===================    ===================











                        See notes to financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying consolidated financial statements as of September 30, 2000 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 2000.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained losses of approximately $2,565,000 for the nine months ended September 30, 2000 and had a working capital deficiency of approximately $5,105,000 as of that date. Although the Company is current with respect to payments of year 2000 payroll tax obligations, it has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through issuance of stock and debentures, and ultimately developing a viable business through new leadership. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       NOTES PAYABLE
         -------------
         During the first quarter of 2000, the Company borrowed an aggregate of $350,000 in unsecured short term notes at an interest rate of 8%. These notes were converted to 700,000 shares of the Company's common stock at a price of $.50 per share in June 2000. The Company has extended a $500,000 note to a lender which came due during the first quarter of 2000 to the first quarter of 2001, in return for a security interest in the Company's inventory. Another lender notified the Company that it was in default of payment of a $300,000 note due on July 19, 2000, along with accrued interest of $27,000. A third lender notified the Company on August 2, 2000, that it is in default of its obligations to repay a $550,000 note along with approximately $50,000 of interest on June 30, 2000. The same lender also notified the Company, on the same day, that it is in default of making interest payments of approximately $130,000 on a two-year, $1,528,167 note, as of June 30, 2000. This note is collateralized by the $1,800,000 long term note receivable from Private Label Cosmetics, Inc. (see Note 4). During the third quarter of 2000, Azurel borrowed an aggregate of approximately $328,000 in unsecured notes, at an interest rate of 8%.

4.       NOTE RECEIVABLE
         ---------------
         The $1,800,000 long-term note receivable from Private Label Cosmetics, Inc., pursuant to the sale of the Company's ownership in its subsidiary in May 2000, is collateralized against a $1,528,167 note, payable in June 2001. Furthermore, the note is in the hand of the lender's attorney, who also issued a default letter to the Company relative to non-payment of interest as explained above.

5.       LEGAL
         -----
         The Company has received legal notification of claims from certain vendors and former employees and is in the process of negotiating settlements to most of these claims. In certain instances, the Company intends to challenge the validity of these claims.

6.       REVOLVING LINE OF CREDIT
         ------------------------
         On May 26, 2000, on the same day that the Company consummated the sale of its Private Label subsidiary, the Company used the proceeds obtained at the closing, to pay off the remaining balance on its revolving line of credit.

7.       PURCHASE ORDER FINANCING AND FACTORING AGREEMENT
         ------------------------------------------------
         In July 2000, the Company signed a purchase order financing and factoring agreement, whereby 100 percent of its overseas purchases can be funded by letters of credit, and the receivables generated by the sale of this merchandise will be factored. The aforementioned inventory and receivables will be secured by the financing company and factoring company, respectively.







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


         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
         ---------------------------------------------------------------
         Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets, and sells private label cosmetics, fragrances and skincare products, in addition to providing warehousing, assembly and distribution services for other companies in related businesses. Prior to the sale of its Private Label Cosmetics subsidiary on May 26, 2000, the Company was also engaged in the manufacture of many of those same products.

         RESULTS OF OPERATIONS
         ---------------------

         Total revenues for the nine and three months ended September 30, 2000 were $1,296,470 and $421,590, respectively, compared to $2,610,870 and $809,075 for the nine and three months ended September 30, 1999. This decrease is largely attributable to a significantly higher volume of closeout sales in the first half of 1999 and delays in receiving product to ship for the Christmas season until the fourth quarter of 2000.

         Cost of goods sold were $746,267 and $290,162 for the nine and three months ended September 30, 2000 and $3,651,360 and $545,233 for the respective periods ended September 30, 1999. The significant decrease is attributable to two factors. The first factor relates to the capturing of overhead costs at the Azurel Sales and Distribution facility. In the 1999 period, when this subsidiary was manufacturing soap, overhead was allocated to cost of goods sold. The Company, however, sold its soap machines in June, 1999, and is now recording all overhead costs in "Selling, general and administrative expenses" in 2000. Secondly, the Company sold off significant quantities of slow moving inventory and disposed of obsolete inventory during the first half of 1999. The gross profit as a percentage of revenue was 42.4% and 31.2% for the nine and three months ended September 30, 2000 as compared to (39.9)% and 32.6% for the corresponding periods ended September 30, 1999.

         Selling, general and administrative (S,G&A) expenses for the nine and three months ended September 30, 2000 were $3,091,121 and $792,338 and $3,377,684 and $1,065,652 for the nine and three months ended September 30, 1999. As mentioned in the last paragraph, overhead expenses in 1999 were captured in cost of goods sold, but are treated as selling, general and administrative expenses in 2000. Current year expenses were adversely impacted by approximately $100,000 of increased computer training and programming costs associated with the implementation of a new computer system and increased legal expenses resulting from the sale of the Company's Private Label Cosmetics subsidiary. These factors were more than offset by current year expense reductions in wages and associated costs of approximately $400,000 and lower rent resulting from the move to a smaller facility by approximately $125,000. Additionally, amortization expense was approximately $150,000 lower in 2000 due to the write-off of formulae and customer lists attributable to the discontinued operation, in December 1999.

         Interest expense was $505,400 for the nine months ended September 30, 2000 and $133,098 for the three months ended September 30, 2000 compared to $427,307 for the nine months ended September 30, 1999 and $113,946 for the three months ended September 30, 1999. The increase is a reflection of increased debt financing levels in 2000, partially offset by a reduction in the revolving line of credit.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's primary source of liquidity is accounts receivable of $433,309.

         In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.

         During the first quarter of 2000, Azurel borrowed an aggregate of $350,000 in unsecured notes, at an interest rate of 8%. These notes were converted to 700,000 shares of common stock at a price of $.50 per share in June 2000.

         During the third quarter of 2000, Azurel borrowed an aggregate of approximately $328,000 in unsecured notes, at an interest rate of 8%.

         In July, 2000, the Company signed a purchase order financing and factoring agreement, whereby 100 percent of its overseas purchases can be funded by letters of credit, and the receivables generated by the sale of this merchandise will be factored. The aforementioned inventory and receivables are secured by the financing company and factoring company, respectively.

         Cash used in operating activities for the nine months ended September 30, 2000 was $734,702 as compared to $3,292,146 for the corresponding 1999 period. This decrease is primarily attributable to a decrease in net loss of approximately $1,300,000. Net losses of $2,383,538 before non-cash expenses were funded essentially by a $1,401,315 decrease in accounts receivable and a $611,750 decrease in inventory.

         Cash used in investing activities amounted to $5,072 for the nine months ended September 30, 2000 compared to $191,119 provided by investing activities for the nine months ended September 30, 1999. The 1999 figure is primarily a reflection of the sale of the soap machines at the Azurel Sales & Distribution facility in June 1999. The proceeds from the sale of PLC, $1,061,418, proceeds from the issuance of notes $677,533 (of which $350,000 was converted to common stock), and reduction of the short term note receivable, $153,791, were more than sufficient to pay down loan balances with Finova, $1,168,950.

         DISCONTINUED OPERATIONS
         -----------------------

         In March 2000, the Company entered into an agreement to sell its two-thirds interest in Private Label Cosmetics, Inc. and Fashion Laboratories, Inc. (collectively known as the "Private Label Group") to Michael J. Assante, President of Private Label Cosmetics. Mr. Assante previously owned one-third of the Private Label Group. The Company completed the sale on May 26, 2000, receiving an aggregate of $1,061,418 in cash, a one-year $224,403 promissory note and a two-year $1,800,000 promissory note. In addition, Mr. Assante agreed to forgive $600,000 owed to him by the Company in connection with the Company's acquisition of the Private Label Group in August 1996.

         The Company had established a provision for an estimated loss of approximately $1,156,000. The results of operations for the discontinued operations have been reclassified for all periods in the accompanying financial statements.

         GOING CONCERN
         -------------

         The Company received a going concern opinion from its auditors for the year ended December 31, 1999. The Company sustained losses of approximately $2,565,000 for the nine months ended September 30, 2000 and had a working capital deficiency of approximately $5,105,000 as of that date. Although the Company is current with respect to payment of its year 2000 payroll tax obligations, it has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through issuance of stock and debentures, and ultimately developing a viable business through new leadership.

         PART II - OTHER INFORMATION
         ---------------------------


         Item 1. LEGAL PROCEEDINGS
                 -----------------

         On or about September 11, 2000, International Licensing (California) Corp., filed a complaint for damages for breach of contract in the Superior Court in the State of California, county of San Diego. The complaint references an agreement to collect royalties for the use of the Hang Ten trademark. The Company is vigorously defending this action and believes, with no assurance, that it has a meritorious defense. Although the ultimate outcome of this action can not be determined at this time, the Company does not believe that the result will have a material adverse effect on the Company's financial position or overall trends in results of operations.

         On or about November 16, 2000, a former officer of the Company filed suit against the Company in the Superior Court in the State of New York, county of New York, claiming breach of an employment contract and default on a promissory note. In the opinion of management, this suit is without merit. Although the ultimate outcome of this action can not be determined at this time, the Company does not believe that the result will have a material adverse effect on the Company's financial position or overall trends in results of operations.

Item 5.  OTHER INFORMATION
         -----------------

         Meeting with Nasdaq - On March 23, 2000, the Company met with the Nasdaq Listing Qualifications Panel ("The Panel") to respond to concerns raised by Nasdaq. Although the Company believed it was in compliance with corporate governance requirements, on April 28, 2000, the Panel determined to delist the Company's securities for public interest concerns. The Panel also cited the Company's December 31, 1999 reported net tangible assets of $(820,944) - net tangible assets as of March 31, 2000 are reported as $(1,792,607)- and that, as of the close of business on April 27, 2000, the Company failed to evidence a minimum bid price of $1.00 per share, as required by Nasdaq Marketplace Rule 430(c)(4), for 27 consecutive trading days.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
                   (a.)     EXHIBIT         DESCRIPTION
                            -------         -----------
                             27             Financial Data Schedule

                   (b.)     Reports on Form 8-K
                            -------------------

                             An 8-K was filed on July 26, 2000, announcing various management changes.

                                   SIGNATURES
                                   ----------



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AZUREL LTD.


                                            /S/ EDWARD ADAMCIK
                                            ------------------
                                            Edward Adamcik
                                            Chief Financial Officer


                                            /S/ STEVEN M. BARRY
                                            -------------------
                                            Steven M. Barry
                                            Corporate Controller and Secretary



Dated : November 21, 2000