Form 10KSB
period 2000-12-31
AZUREL LTD
filed 2001-04-17
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB


(Mark One)

[x] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________ to ______________

Commission File No. 0-22809

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

                   1275 Bloomfield Ave., Fairfield, NJ 07004
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

Registrant's telephone number, including area code: (973) 575-9500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                             Name of Each Exchange on
                                                    Which Registered
Not Applicable                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)

                   Redeemable Common Stock Purchase Warrants
                   -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X          No
                                            ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.               Yes              No  X
                                     ---            ---

     The issuer's net sales for the most recent fiscal year were $2,565,488.

     The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 31, 2001 was approximately $547,651.

     As of March 31, 2001 there were 6,911,796 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1. BUSINESS

General

     The Company, through wholly-owned subsidiaries manufactures, distributes and assembles perfumes and color kit products under the Company's own brand names. In order to take advantage of the Company's product development expertise, the Company develops color cosmetic and fragrance lines which it markets under brand names created internally. These products are sometimes referred to as "Branded Products." To date, the Company has developed two lines of Branded Products internally.

     In March 2000, the Company met with the NASDAQ Listing Qualifications Panel to respond to concerns raised by NASDAQ. On April 28, 2000, the Panel determined to delist the Company's securities for public interest concerns. The Company subsequently applied for and has been listed on the bulletin board.

     In May 2000, the Company sold its Private Label Group which consisted of subsidiaries acquired in August 1996 from Michael J. Assante.

Products and Services

     The Company sells Branded Products in the United States and internationally. In the United States, the Company sells directly to retail outlets that sell similar products, such as chain drug stores and department stores. The Company's personnel and independent sales representatives sell the Branded Products in the United States. The Company entered into distribution agreements with two foreign distributors which cover certain countries in the Middle East and the Far East, pursuant to which such distributors will purchase the Company's products for resale in their distribution territories. In addition, the Company currently has a sales agency agreement with a foreign sales agent which covers certain countries in Europe. The Company's foreign distribution agreements are exclusive for the Far East and the Middle East and do not require the distributor to purchase any minimum quantity of products. The Company established a sales and distribution facility in France during the latter part of 1998. In November 2000, the Company decided not to sell in the International market and closed its sales facility in France.

     In October 1997, the Company began developing cosmetics, fragrances and related products for sales under the HANG TEN trade name pursuant to a license agreement with the owner of the HANG TEN trade name (the "Licensor"). The HANG TEN trade name is a brand name used on men's outerwear, active wear and a wide variety of other merchandise which has been marketed in print media in both the United States and internationally.

     The license agreement covered the period from January 1, 1999 until December 31, 2003. In January 2001, the licensor cancelled the license agreement due to the fact that the Company could not meet the minimum payments required in the agreement.

     In July 1998, the Company purchased all of the assets of Ben Rickert Inc. from Summit Bank. Ben Rickert Inc. was founded in 1970 by Ben Rickert and throughout the years became a leading manufacturer, distributor and assembler of luxury bath and body products. With the purchase of the Ben Rickert Inc. assets, the Company created a wholly-owned subsidiary and named it Ben Rickert Corp. (which was subsequently changed to Azurel Sales and Distribution), which manufactures, distributes and assembles bath and body products and perfumes, sold mostly in gift sets. Azurel Sales and Distribution sells its products under its own brand names including Benandre, Privilege, and American Country Garden. Azurel Sales and Distribution's products are sold primarily to department stores and mass merchandisers such as, J.C. Penny, Federated Department Stores, Marshall Field's and AAFES (Military). The purchasers of Azurel Sales and Distribution products are primarily women between the ages of 12 and 65 years of age.

     Azurel Sales and Distribution believes that its products are differentiated from its competitors products by three distinct factors: 9i) aesthetics; (ii) price (value; and (iii) and fragrance. Azurel Sales and Distribution's products compete effectively with its competition by creating handsomely designed quality products at reasonable prices, and its products have established the concept of "high gift value" as its core selling strategy.

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

     The Company also sells cosmetic kits, which are varieties of color cosmetic items packaged in containers and manufactured in Asia, which are custom made for retailers such as Marshall Field's and Bloomingdales as well as cosmetic companies. This sector of the overall cosmetic market is growing rapidly and should continue to expand in the future.

     In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc. Cambridge provides outsourcing and distribution services such as: accounting, sales, marketing, warehousing and other administrative and back offices services to cosmetic, fragrance and accessory companies. The Company dissolved the Corporation during the fourth quarter 2000 and discontinued the aforementioned service operations in February 2001.

Competition

     All aspects of the cosmetic and fragrance industry are subject to intense competition throughout the world. In all aspects of its business, the Company will compete with numerous companies, many of which are better known in the industry and have established channels of distribution and substantially all of which have greater financial and other resources than the Company. These competitors include Estee Lauder, Revlon, Avon, Maybelline, Coty and Dial.

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

Trademarks

     The Company has fifteen United States registered trademarks, Scent Overnight(R), Scent 123(R) and Sports Extreme(R), U.S.- Privilege(R), Benandre(R), Bene(R), PP Parfums Privilege & Design(R), American Country Garden(R), Ben Rickert(R), Extreme Berry(R), Extreme Girl(R), Extreme Vanilla(R), Private Part(R), France - Privilege(R) and Japan - Ben Rickert(R).

     The right to use trademarks and trade names in connection with the sale of the Branded Products is material to the Company's business. In cases where the Company is the licensee of the trademark or trade name, the ownership of the trademark or tradename will be retained by the licensor. In such cases, the Company may be subject to material claims of infringement by third-parties and may or may not be indemnified by the licensor.

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

Employees

     As of December 31, the Company employed approximately 43 persons in the United States. Of its 43 employees, 41 were located at its Azurel Sales and Distribution facility in New Jersey, which was comprised of one executive officer, 29 assembly/shipping personnel, ten administrative personnel and one in sales, marketing and customer service. The other two employees, located in New York City, consisted of one administrative employee and one sales executive.

Seasonality and Backlog

     The cosmetic and fragrance business in general is subject to seasonal fluctuations, with net sales in the second half of the year substantially higher than those in the first half as a result of increased demand by retailers in the United States in anticipation of and during the back-to-school, Thanksgiving and Holiday seasons. The Company anticipates that the sales of Branded and Azurel Sales and Distribution Products will follow the general industry trend. At December 31, 2000, the backlog of orders was minimal due to the fact that the majority of its business occurs during the holiday season.

ITEM 2. PROPERTIES

     At December 31, 2000, the Company leases 2,400 square feet of space at 509 Madison Avenue, New York, New York, which was used as its executive office. The lease, which was to expire in April 2001 and provided for an annual base rent of $75,000, including utilities. In January 2001, the Company closed this office as part of an overall consolidation plan.

     At December 31, 2000, the Company leased a 55,000 square foot building in Fairfield, New Jersey, which was used as a packaging plant and as Azurel Sales and Distributions executive office. Approximately 10,000 square feet was used for office space and 45,000 square feet housed its assembling, warehousing and shipping operations. The lease was to expires in July 2004 and provided for annual rent of approximately $336,000. In January 2001, the Company defaulted on its rental payments and made arrangements with the landlord, which enabled it to remain until the middle of March. At that time it moved to another facility in Fairfield, New Jersey of approximately 10,000 square feet, with annual rental payments of approximately $18,000 annually.

ITEM 2. LEGAL PROCEEDINGS

     DOWEL ASSOCIATES v. AZUREL, LTD. On March 21, 2000, plaintiff landlord of defendant's business premises brought an action in Essex County Superior Court in New Jersey seeking unpaid rend of $87,937.37, plus attorneys' fees and additional future rent to accrue, and also seeking a judgment for possession of the premises. This matter has been settled by an agreement awarding plaintiff a judgment of possession that will be permanently stayed provided Azurel makes timely monthly payments in compliance with an agreed upon schedule. In January 2001, the Company defaulted and relocated in March 2001.

TWINCRAFT v. BEN RICKERT CORP. AND AZUREL, LTD. This is an action in the United States District Court for the District of Vermont in which plaintiff is in the process of obtaining a default judgment in excess of $339,000.

W.F. CALLIGARO. In December 1999, Azurel Ltd. and Ben Rickert Corp. entered into an agreement with this former executive (modifying a prior severance agreement) requiring various payments to be made in exchange for a release of any further claims. The Company defaulted on its payment obligations after making the first payment under the agreement, and $25,262.50 remains unpaid and is subject to acceleration together with the reasonable attorneys' fees and costs of collecting that unpaid balance. In April 2000, plaintiff commenced an action in Superior Court of Morris County, New Jersey seeking $27,262.50. The Court permitted the plaintiff to attach a lien against the defendant and collected $22,844.66, leaving a balance of $4,417.84 as of December 31, 2000.

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

ENSIGNIA GROUP v. BEN RICKERT. CORP. In this suit, presently pending in the Passaic County Superior Court in New Jersey, plaintiff originally sued for $51,935.23. After several interim payments were made pursuant to an informal settlement agreement, plaintiff obtained an arbitration award in the amount of $7,305.93, plus interest and costs, which amount represented the balance due as previously agreed by the defendant although the defendant has since sought to reconsider its agreement on the grounds that the previously agreed balance was not calculated correctly. Ben Rickert has requested a trial de novo, in effect nullifying the arbitration award, and it is expected that a trial or a summary judgment motion will be forthcoming shortly.

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

CHEMAID LABORATORIES v. BEN RICKERT CORP. AND AZUREL, LTD. This is a suit pending in Bergen County Superior Court in New Jersey seeking damages of $94,549.98 on a guarantee agreement. Defendants have filed an answer denying the allegations and asserting affirmative defenses including plaintiff's own breach of contract rendering defendants' alleged obligations null and void. In March 2001, a judge ruled in favor of the Company and the case was dismissed.

NEW JERSEY FILL PACK, INC. v. NEW JERSEY LOGISTICS AND DISTRIBUTION SERVICES, INC., JOSE AVECILLAS, ABRAHAM AVECILLAS, AND BEN RICKERT CO. This action naming "Ben Rickert Co." as a defendant was brought in Passaic County Superior Court in New Jersey. Pursuant to a subsequent settlement agreement, "Ben Rickert Co." agreed to make periodic payments totaling $26,000 to the plaintiff and $23,984.30 to New Jersey Logistics: no such payments have been made pursuant to the agreement after an initial total payment of $5,000.

TRICOR BRAUN v. BEN RICKERT CORP. This action in Superior Court of Essex County, New Jersey was served in April 2000 and seeks compensatory damages of $45,178.06 plus allegedly agreed-upon attorneys' fees totaling an additional 20% for a total of $59,273.61 plus interest and costs.


ITEM 4. BANKRUPTCY

     On February 2, 2001, the Company filed a voluntary petition of bankruptcy under Chapter 11 in the United States Bankruptcy Court, District of New Jersey, located in Newark. All creditors have been notified and all legal proceedings, including those indicated in ITEM 3, have been terminated.


ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 6. MARKET FOR THE COMPANY'S COMMON STOCK

     As of the date hereof, the Company has outstanding 6,211,796 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "AZUR." The following table sets forth the high and low bid prices for the Common Stock as reported by on the Nasdaq SmallCap. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                COMMON STOCK

FISCAL 1999                             HIGH                    LOW

First                                   $3.28125                $1.00
Second                                   2.313                   1.063
Third                                    1.75                    1.00
Fourth                                   2.50                    0.938

FISCAL 2000

First                                   $1.531                  $0.25
Second                                   0.25                    0.15
Third                                    0.15                    0.07
Fourth                                   0.14                    0.08

     On March 31, 2001, there were approximately 59 holders of record of the Company's 6,911,796 outstanding shares of Common Stock.

     On April 16, 2001, the last sale price of the Common Stock as reported on the Nasdaq Bulletin Board was $0.08.

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

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In August 1996, Azurel acquired the stock of the Private Label Group, and in October 1996, Azurel acquired the assets of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services. In July 1998, Azurel's wholly-owned subsidiary, Azurel Sales and Distribution, acquired the assets of Ben Rickert Inc., a 28-year-old cosmetic company, for $1.5 million.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operations:

                                                YEAR ENDED DECEMBER 31,
                                                (Dollars in thousands)

                                          1999        %        1998       %
                                         AMOUNT               AMOUNT
                                        -------------------------------------

New Sales ......................        $ 2,565      100%     $ 4,759    100%
Cost of goods sold .............          3,547      138        6,189    130
                                        -------      ---      -------    ---
Gross profit ...................           (982)     (38)      (1,430)   (30)

Selling, general and
   administrative expenses .....          4,475      175        4,752    100
                                        -------      ---      -------    ---

Operating (loss) ...............         (5,457)    (213)      (6,182)  (130)
Interest expense ...............           (568)     (12)        (560)   (12)

Gain on sale of fixed assets ...           --        --           236      5
Other income ...................            264       10          439      9
                                        -------      ---      -------    ---
Net loss from continuing
  operations ...................         (5,761)    (225)      (6,607)  (128)
                                        -------      ---      -------    ---
Gain (loss) from operations of
  Private Label Cosmetics ......            197        8           (8)    --
Provision for loss on
  divestiture ..................           --        --        (1,156)   (24)
                                        -------      ---      -------    ---
Net loss from discontinued
  operations ...................            197        8       (1,164)   (24)
                                        -------      ---      -------    ---
Net loss .......................        $(5,564)    (217)%    $(7,231)  (152)%
                                        =======      ===      =======    ===


YEAR ENDED DECEMBER 31, 2000 (THE "2000 PERIOD") AND YEAR ENDED DECEMBER 31, 1999 (THE "1999 PERIOD")

Net sales of $2,565,488 for the year ended December 31, 2000 declined $2,193,225 or 46.1%, as compared to the 1999 Period. Sales decreased in the 2000 Period due to increased competitive pressure and the Company's decision to discontinue its bath and body products.

Cost of goods sold for the 2000 Period was $3,547,111 or 138% of net sales, as compared to $6,188,999 or 130% of net sales for the 1999 Period. The decrease in gross profit percentage in the 2000 Period was primarily related to the sales of closeout merchandise and the disposal of obsolete inventory.

Selling, general and administrative expenses for the 2000 Period were $4,475,390 or 174.4% of sales as compared to $4,779,552 or 100% of sales for the 1999 Period. The increase in SG&A expenses was due primarily to expenses associated with the Azurel Sales and Distribution operations.

Interest expense was $567,815 for the 2000 Period, compared to $559,952 for the 1999 Period. The increase represents interest expense associated with the increase of notes payable offset by the elimination of the Company's revolving line of credit.

Non-operating income in 2000, includes an overestimate of loss relating to the sale of the Company's Private Label Group operations, while non-operating income in 1999 includes $500,000 related to a web design and consulting agreement, and a $236,000 gain on the sale of fully depreciated soap machines at the Azurel Sales and Distribution operation.

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

     In December 1997 the Company secured a 4-year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the Company's existing machinery and equipment. During 1998, the Company arranged a new machinery and equipment line of credit with CIT, which finances 100% of new machinery and equipment purchases of the Private Label Group over a five-year term at a rate of approximately 10.5%, which line of credit will remain with the Private Label Group upon completion of the sale. In 1998, the Company purchased $281,518 of equipment through capital leases under this arrangement and an additional $80,490 in 1999. In February 1998, the Company secured a revolving lien of credit of $3,500,000 with Finova Capital Corporation which will be transferred to the Private Label Group upon completion of the sale. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the Company's wholly-owned subsidiary, Azurel Sales and Distribution, in September 1998 with Finova Capital Corp. The terms and expiration date are the same as the $3,500,000 line of credit except that the $,4000,000 line is secured by Azurel Sales and Distribution's receivables, inventory and a first lien on Azurel Sales and Distribution's machinery and equipment. In September 1999, Finova notified the Company of a default condition with respect to its security agreement, pursuant to which it increased the interest rate by an additional 2%, to 4 1/2% above the prime rate, in accordance with the terms of the security agreement. However, Finova has continued to provide financing to the Company under modified terms, including a $15,000 per month administration fee.

     In May 2000, the Company sold its Private Label Group operation and the financing arrangement with Finova Capital was terminated.

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

     In May 1999, the Company obtained $1,528,167, secured by an 8% 2-year promissory note and a majority of PLC common stock.

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

     In May 2000, the Company sold its interest in the Private Label Group for an aggregate of $3,085,821 plus forgiveness of $600,000 of indebtedness to Michael Assante.

     In March 2001, the Company issued 700,000 shares of its common stock to private investors for an aggregate of $350,000.

     During the last 9 months of 2000, the Company raised approximately $500,000 through the issuance various unsecured notes at an interest rate of 8% per annum.

     Net loss from operations of $5,563,727 were partially funded by a decrease in inventories, $2,020,694, a decrease in accounts receivable, $1,217,067, and an increase in accounts payable and accrued expenses, $1,014,068.

Net cash provided by financing activities was $887,497. the proceeds from the sale of the Company's Private Label Group, $1,212,797, borrowings on notes, $497,533, and net proceeds from issuance of common stock, $350,000, were partially offset by a decrease in the Company's revolving line of credit, $1,168,950.



                          ITEM 8. FINANCIAL STATEMENTS


                          ITEM 1 FINANCIAL STATEMENTS
                          ---------------------------
                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                         DECEMBER 31, 2000 (UNAUDITED)
                         -----------------------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
        Cash                                                    $   15,796
        Accoutns receivable, net of allowance
                for doubtful accounts of $51,000                   617,557
        Inventory                                                  704,103
        Due from related parties                                    18,098
        Prepaid expenses and other current assets                   18,050
                                                                ----------
                TOTAL CURRENT ASSETS                             1,373,604

FURNITURE AND EQUIPMENT                                            185,773

GOODWILL                                                           135,197

LONG-TERM NOTE RECEIVABLE                                        1,800,000

OTHER ASSETS                                                         2,119
                                                                ----------
                                                                $3,496,693
                                                                ==========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
        Bank Loans                                              $   13,656
        Accounts payable                                         2,360,618
        Notes payable                                            3,154,533
        Accrued expenses and other liabilities                   2,072,104
        Current portion of long-term debt                        1,577,741
        Capital lease obligation - current portion                 200,000
                                                                ----------
                TOTAL CURRENT LIABILITIES                        9,378,652

MINORITY INTEREST                                                      357

STOCKHOLDERS' DEFICIT:
        Preferred stock $.001 par value, authorized
                4,000,000 shares; issued and
                outstanding 1,001,500 shares                     2,237,587
        Common stock, $.001 par value, authorized
                24,000,000 shares, issued and
                outstanding 6,911,796 shares                         6,912
        Additional paid-in-capital                               8,998,983
        Accumulated deficit                                    (17,125,084)
        Translation loss                                              (714)
                                                                ----------
                TOTAL STOCKHOLDERS' DEFICIT                     (5,882,316)
                                                                ----------
                                                                $3,496,693
                                                                ==========

                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                   2000            1999
                                                -----------     ------------

NET SALES                                       $ 2,565,488     $ 4,758,713

COST OF GOODS SOLD                                3,547,411       6,188,999
                                                -----------     -----------
GROSS PROFIT (LOSS)                                (981,923)     (1,430,286)

SELLING, GENERAL AND ADMINISTRATIVE
        EXPENSES                                  4,475,390       4,779,552
                                                -----------     -----------
LOSS FROM OPERATIONS                             (5,457,313)     (6,209,838)

INTEREST EXPENSE                                   (567,815)       (559,952)

GAIN ON SALE OF FIXED ASSETS                        --              236,000

OTHER INCOME                                        264,140         439,404
                                                -----------     -----------
NET LOSS FROM CONTINUING OPERATIONS             $(5,760,987)    $(6,094,386)

DISCONTINUED OPERATIONS:
        Income (loss) from operations of
                Private Label Group                 197,260          (&,185)
        Provision for loss on sale of
                Private Label Group                 --           (1,156,381)
                                                -----------     -----------
NET INCOME FROM DISCONTINUED OPERATIONS             197,260      (1,163,566)
                                                -----------     -----------
NET LOSS                                        $(5,563,727)    $(7,257,952)
                                                ===========     ===========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
        CONTINUING OPERATIONS                   $     (0.87)    $     (1.03)
        DISCONTINUED OPERATIONS                        0.03           (0.20)
                                                -----------     -----------
BASIC LOSS PER COMMON SHARE                     $     (0.84)    $     (1.23)
                                                ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                               6,620,130       5,905,480
                                                ===========     ===========


                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
         FOR THE PERIODS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 2000



                                                                              ADDITIONAL                 CUMULATIVE
                                     PREFERRED STOCK        COMMON STOCK       PAID-IN     ACCUMULATED   TRANSLATION
                                  SHARES       AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      ADJUSTMENT    TOTAL
                                ---------    ----------  ----------  -------  ----------  ------------    --------    -----------

Balance at January 1, 1999          1,500   $1,237,587  5,318,745   $ 5,319   $7,475,476  $ (4,303,405)   $    --    $ 4,414,977
        Sale of common stock          --        --        893,051       893    1,174,207        --             --      1,175,100
        Sale of convertible
          preferred stock       1,000,000    1,000,000     --          --        --             --             --      1,000,000
        Net loss                      --        --         --          --        --         (7,257,952)        --     (7,257,952)
        Change in translation
          adjustment                  --        --         --          --        --             --          (9,916)       (9,916)
                                ---------   ----------  ----------  -------   ----------  ------------    --------   -----------
Balance at December 31, 1999    1,001,500   $2,237,587  6,211,796   $ 6,212   $8,649,683  $(11,561,357)   $ (9,916)  $  (677,791)
                                ---------   ----------  ----------  -------   ----------  ------------    --------   -----------
        Sale of common stock          --        --        700,000       700      349,300        --             --        350,000
        Net loss                      --        --         --          --        --         (5,563,727)        --     (5,563,727)
        Change in translation
          adjustment                  --        --         --          --        --             --           9,202         9,202
                                ---------   ----------  ----------  -------   ----------  ------------    --------   -----------
Balance at December 31, 2000    1,001,500   $2,237,587  6,911,796   $ 6,912   $8,998,983  $(17,125,084)   $   (714)  $(5,882,316)



                 See notes to consolidated financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  YEARS ENDED DECEMBER 3
                                                  ----------------------
                                                  2000            1999
                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                 $(5,563,727)   $ (7,257,952)

     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
          Depreciation                             53,299          22,254
          Amortization                              7,956           8,169
          Loss (gain) on disposal of fixed
          assets                                    3,305        (236,000)
          Loss on debt forgiveness                    --            --
          Provision for discontinued operations   132,000       1,156,381
          Increase in minority interest               --              357

     Changes in assets and liabilities:
          Decrease in accounts receivables      1,217,067          756,745
          Decrease in inventories               2,020,694          629,902
          Decrease (increase) in prepaid
            expenses and other current assets     119,423          (81,526)
          Decrease in due from related parties     13,186             --
          Decrease (increase) in other assets     108,402          (75,481)
          Increase in accounts payable and
            accrued expenses                    1,014,068        1,091,572
          Increase in net assets of
            discontinued operations                 --             201,732
                                                 --------       ----------
          NET CASH USED IN OPERATING ACTIVITIES  (874,328)      (3,723,251)
                                                 --------       ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of property and equipment      (12,691)        (213,899)
          Disposal of property and equipment          879          236,000
                                                 --------       ----------
          NET CASH (USED IN) PROVIDED
            BY INVESTING ACTIVITIES               (11,812)          22,101
                                                 --------       ----------
     CASH FLOW FROM FINANCING ACTIVITIES:
          Proceeds from repayment of short-term
          note receivable                               0              --
          Decrease in revolving line of credit (1,168,950)      (2,552,770)
          Increase in bank loans                   13,656              --
          Proceeds from borrowing on notes        497,533        2,757,000
          Borrowings from long term debt              --         1,742,104
          Principal payments of capital
            lease obligations                         --            (2,105)
          Payment of long term debt               (27,539)        (207,650)
          Net proceeds from issuance
            of common stock                       350,000        1,175,100
          Net proceeds from issuance of
            preferred stock                          --            800,000
          Proceeds from sale of Private
            Label Group                         1,212,797             --
                                               ----------       ----------
          NET CASH PROVIDED BY
            FINANCING ACTIVITIES                  877,497        3,711,679
                                               ----------       ----------
          Effect of exchange rate                   9,202           (9,916)

     NET INCREASE IN CASH                             599              613

     CASH, beginning of period                     15,237           14,624
                                               ----------       ----------
     CASH, end of period                      $    15,797      $    15,237
                                               ==========       ==========


                See notes to consolidated financial statements.

               Yes  __                       No __

                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for interest                  $  107,862      $  353,511
                                                ==========      ==========
        Cash paid for income taxes              $   11,908      $    4,087
                                                ==========      ==========
        Notes received in connection with
          sale of subsidiary                    $2,024,403      $    --
                                                ==========      ==========
        Conversion of notes to common stock     $  350,000      $    --
                                                ==========      ==========



                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                          YEAR ENDED DECEMBER 31, 2000
                          ----------------------------

                                  (Unaudited)
                                  -----------

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements as of December 31, 2000 have note been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the year ended December 31, 2000.

     The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   GOING CONCERN
     -------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained losses of approximately $5,564,000 for the year ended December 31, 2000 and had a working capital deficiency of approximately $8,005,000 as of that date. Although the Company was current with respect to payments of year 2000 payroll tax obligations, it has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $325,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through issuance of stock and debentures, and ultimately developing a viable business through new leadership. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         i. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets.


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

         In May, the Company sold its remaining two thirds interest in the Private Label Group to its President for cash of $886,000 and two notes, one

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


                                                           FOR THE YEAR ENDED
         RESULTS OF OPERATIONS                               DECEMBER 31,
         ---------------------                               ------------


                                                         1999           2000
                                                         ----           ----
         Net Sales                                   $14,025,390    $ 7,349,015
         Gain/Loss from operations
          (net of income tax benefit)                $    (7,185)   $   197,260
         Loss on disposal                            $(1,156,381)
                                                     -----------    -----------
         Total gain/loss on discontinued operations  $(1,163,566)   $   197,260
                                                     ===========    ===========

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



5.       INVENTORIES

         Inventories at December 31, 2000 consisted of the following:


              Raw Materials             $  270,997
              Work In Process               18,312
              Finished Goods               414,794
                                        ----------
                                        $  704,103
                                        ==========

6.       NOTES RECEIVABLE

         The $1,800,000 long-term note receivable from Private Label Cosmetics, Inc., pursuant to the sale of the Company's ownership in its subsidiary in May 2000, is collateralized against a $1,528,167 note, payable in June 2001. Furthermore, the note is in the hand of the lender's attorney who also issued a default letter to the Company relative to non-payment of interest as explained above.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



7.       RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of advances to officers in the amount of $18,098.


8.       PROPERTY AND EQUIPMENT

         The following is a summary of property held under capital lease at December 31, 2000:

                   DESCRIPTION                              AMOUNT
                   -----------                              ------
         Computer software equipment                       $200,000
         Less: Accumulated Depreciation                      46,671
                                                           --------
                                                           $153,329
                                                           ========

9.       GOODWILL:

         Goodwill which results from the acquisition of Cambridge Business Services is as follows:

                                                 ESTIMATED
                                                USEFUL LIFE        COST
                                                -----------        ----
         Goodwill                                20 Years        $159,059
         Less accumulated amortization                             23,862
                                                                 --------
                                                                 $135,197
                                                                 ========

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------


10.      NOTES PAYABLE

         During the first quarter of 2000, the Company borrowed an aggregate of $350,000 in unsecured short term notes at an interest rate of 8%. These notes were converted to 700,000 shares of the Company's common stock at a price of $0.50 per share in June 2000. The Company has extended a $500,000 note to a lender which came due during the first quarter of 2000 to the first quarter of 2001, in return for a security interest in the Company's inventory. Another lender notified the Company that it was in default of payment of a $300,000 note due on July 19, 2000, along with accrued interest of $27,000. A third lender notified the Company on August 2, 2000, that it is in default of its obligations to repay a $550,000 note along with approximately $50,000 of interest on June 30,2000. The same lender also notified the Company, on the same day, that it is in default of making interest payments of approximately $130,000 on a two-year, $1,528,167 note, as of June 30,2000. This note is collateralized by the $1,800,000 long term note receivable from Private label Cosmetics, Inc. (see Note 4). Azurel borrowed an aggregate of approximately $328,000 in unsecured notes during the third quarter, and $170,000 during the fourth quarter, at an interest rate of 8%.


11.      REVOLVING CREDIT FACILITY

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

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
             ------------------------------------------------------



12.      LONG-TERM DEBT
         --------------

         In May 2000, the Company sold Private Label Group and repaid the balance remaining to the financial institutions.

         The following is a summary of long-term debt at December 31, 2000:

         Note payable with interest at 8% per annum, payable
         monthly. Principal amount due June 2001 and is
         secured by a $1,800,000 long-term note received in
         connection with the sale of the Private Label
         Group. The Company granted 500,000 warrants at an
         exercise price of $1.50 per share to the lender
         which was reduced to $.60 per share as
         consideration of the substitution of collateral.             $1,528,167

         Note payable to shareholder, interest at 9%,
         principal payment due April 2000.                                49,574

                                                                      ----------
                                                                       1,577,741
         Less: current portion                                         1.577,741
                                                                      ----------
                                                                      $        0
                                                                      ==========

         Long-term debt matures as follows:

                           2001                                        1,577,741
                                                                      ----------
                                                                      $1,577,741
                                                                      ==========

         The fair value of the Company's long term debt approximates its carrying amount.

13.      LEGAL

         The Company has received legal notification of claims from certain vendors and former employees and is in the process of negotiating settlements to most of these claims. In February 2001, the Company filed a voluntary petition for bankruptcy under Chapter 11. All creditors have been notified and all legal proceedings against the Company have been terminated.


14.      PURCHASE ORDER FINANCING AND FACTORING AGREEMENT

         In July 2000, the Company signed a purchase order financing and factoring agreement, whereby 100 percent of its overseas purchases could be funded by letters of credit, and the receivables generated by the sale of this merchandise would be factored. The aforementioned inventory and receivables would be secured by the financing company and factoring company, respectively. In February 2001, subsequent to filing bankruptcy. Azurel made the factor whole, and terminated the agreement.

                                    PART III

ITEM 9.  DIRECTORS NAD EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON


NAME                AGE       POSITION
----                ---       --------

Norman Grief        69        Director

Brian Bookmeier     42        Director



OTHER SIGNIFICANT EMPLOYEES

NAME                AGE       POSITION
----                ---       --------

Edward Adamcik      58        Vice-President, Operations

     Directors are elected to serve until the next meeting of sotck holders nad until their successors are duly elected nad qualified. Meetings of stockholders of the Company will be held on an annual basis. However, if at any time an annual meeting is not held for the election and qualified. Vacancies and newly created directorships reesulting from any increase in the number of directors may be filled by a majority vote of Directors then in office. Officers are appointed by, and serve at the discretion of,t he Board of Directors. Non-employee directors are eligible to receive options under the 1997 Stock Option Plan.

     The following is a brief summary of the background of each director, executive officer and significant employee of the Company:

     NORMAN GRIEF was elected to the Company's Board of Directors on February 23, 1998. Mr. Grief is presently the Chief Executive officer of The Jarrott Group, Inc., a full service marketing agency with a specialty in developing cosmetic brands, a position which he has served as since January 3, 1995. From March 1, 1981 to December 1, 1994 Mr. Grief was the President of Givandan.
From March 9, 1970 to December 15, 1986 Mr. Grief served as the Vice President of Research and Development at Revlon.

     BRIAN BOOKMEIER was appointed as a director of the Company in March 2000. Since August 1997, Mr. Bookmeier has been the Vice President of Seven Sons, Inc., d/b/a Las Vegas Gold & Tennis, a company in the business of franchised retailing of golf and tennis equipment. From July 1995 to February 2000, Mr. Bookmeier served as the President, Chief Executive Officer and a director or TekInsight.com, Inc., a publicly-traded company. From 1989 Mr. Bookmeier served as Executive Vice President and a director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies, until its merger into TekInsight.com. Mr. Bookmeier has been a director of the American Diabetes Association since June 1995.

     EDWARD ADAMCIK joined the Company in September 1998. Mr. Adamcik worked as Vice-President for various companies from 1992 to 1998. From 1987 to 1992, Mr. Adamcik was Chief Financial Officer and Vice-President of Operations for Parlux Fragrances Inc. Mr. Adamcik served as Controller of Onyx Chemical from 1976 to 1986 and for ten years prior, Mr. Adamcik was Controller of Faberge Inc.

     MEETINGS OF THE BOARD OF DIRECTORS

          The Company's Board of Directors met in July 2000. At this meeting, a majority of the Board of Directors passed a revolution to relieve Mr. Gerard Semhon of his duties as Chairman and Chief Executive Officer of the Company.
The Board appointed Mr. Norman Grief as Chairman of the Board and agreed to run the Company by committee going forward. The position of Chief Executive Officer remained unfilled for the remainder of the year.

ITEM 10.  EXECUTIVE COMPENSATION

                         SUMMARY OF COMPENSATION TABLE

     The following table sets forth all cash compensation for services rendered in all capacities to be Company, for the year ended December 31, 2000. There was one other person whose compensation in 2000 exceeded $100,000 per annum.




                                                       RESTRICTED               ALL OTHER
NAME AND PRINCIPAL                                       STOCK     OPTIONS       C0MPEN-
POSITION                 YEAR      SALARY    BONUS      AWARDS       SARS        SATION
--------                 ----      ------    -----      ------       ----        ------
Edward Adamcik           2000      $104,000   -0-        -0-         -0-          -0-
Vice-President
Operations


OPTIONS TO NAMED EXECUTIVE OFFICER

     There were no options granted to any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

     As of December 31, 2000, there were no employment agreements.

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

     The 1997 Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the internal Revenue Code of 1986 (the "Code"), as amended, as well as non-qualified stock options ("NQSOs"). Only "employees" (within the meaning of Section 3401(c) of the Code) of the Company shall be eligible for the grant of Incentive Stock Options. The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the then outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price shall be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of each NQSO is determined by the Committee, but shall not be less than 85% of the fair market value of the Common Stock on the date of the grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the Company pursuant to Section 12 of the Exchange Act, and prior to six months after the termination of such registration, may be no less than 100% of the fair market value per share on the date of the grant. The Board or the Committee shall provide, in each stock option agreement, when the term of the option subject to such agreement expires and the date when it becomes exercisable, but in no event will an option granted under the 1997 Plan be exercisable after the expiration of ten years from the date it is granted. Options may not be transferred during the lifetime of an option holder and are only exercisable during the optionee's lifetime only by the optionee or by his or her guardian or legal representative. The 1997 Plan shall terminate automatically as of the close of business on the day preceding the 10th anniversary date of its adoption, subject to earlier termination.

     To the extent Fair Market Value, as defined in the Code, of Common Stock with respect to which Incentive Stock Options granted hereunder are exercisable for the first time by an optionee in any calendar year exceeds $100,000, such options granted shall be treated as NQSO's to the extent required by Section 422 by the Code.

     If the outstanding shares of Common Stock are changed by reason of an adjustment to the capitalization of the Company or as a result of a merger or consolidation, an appropriate adjustment shall be made by the Board of the Committee in the number, kind and price of shares as to which options may be granted and exercised.

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

SECTION 16(A) REPORTING

          Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2000, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis, if at all.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2000 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each officer and director of the Company and all officers and directors as a group. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 509 Madison Avenue, New York, New York 10022.

Name and Address         Number of Shares         Percentage of
of Beneficial Owner      Beneficially Owned (1)   Common Stock
-------------------      ----------------------   ------------
Norman Grief                       -0-               0.0%

Brian Bookmeier                    -0-               0.0%

All officers and Directors as      -0-               0.0%
a group (2 persons)

----------
(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Between June 1995 and June 1996, the Company advanced an aggregate of $184,480 to Messrs. Semhon and Bezas. Of the $184,480, $48, 130 is jointly and Bezas, $120,750 is owed by Mr. Semhon and $15,750 is owed by Mr. Bezas. Such advances were offset against accrued consulting fees due Messrs. Semhon and Bezas. After such offset Mr. Semhon owes the Company $70,426 and Mr. Bezas will not be indebted to the Company. The advance does not bear interest and has been assigned to Scent Overnight in part payment of the Scent Note.

     In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc., of which Frank DeSimone, the Company's Executive Vice President, owned 50 percent, for a purchase price of $212,000, of which $95,000 was paid in October 1997 and the balance was paid in February 1998.

     On September 30, 1999, Mr. Semhon agreed to convert $100,000 of debt owed to him by the Company into shares of the Company's Series C Convertible Preferred Stock.

     In May 2000, the Company sold its interest in the Private Label Group, Inc., a majority-owned subsidiary, to Michael J. Assante for an aggregate purchase price of $3,085,821, plus forgiveness of $600,000 of indebtedness owed to Mr. Assante in connection with the Company's purchase of the Private Label Group from Mr. Assante in August 1996.

     Except as disclosed above and pursuant to certain loan transactions with officers, all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. All future transactions between the Company and its officers, directors or 5% stockholders, and their affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties.
severally owed by Messrs. Semhon and

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

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


                                             AZUREL LTD.


                      Edward Adamcik         By: /s/ Edward Adamcik
                                             ----------------------
                                             Vice President, Operations

     In accordance with the Exchange Act, this report has been duly signed below by the following persons and in the capacities and on the date indicated.

SIGNATURE                TITLE                              DATE


/S/ Edward Adamcik       Vice President, Operations         April 17, 2001
------------------
Edward Adamcik

/S/ Norman Grief         Director                           April 17, 2001
----------------
Norman Grief

/s/ Brian Bookmeier      Director                           April 17, 2001
-------------------
Brian Bookmeier