Form 10-Q
period 2001-03-31
AZUREL LTD
filed 2001-05-15
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                           Commission File No. 0-22809
                           --------------------------


                                   AZUREL LTD.
                            -------------------------
               (Exact Name of Company as Specified in its Charter)


         DELAWARE                                               13-3842844
         --------                                               ----------
(State or Other Jurisdiction of                            (I.R.S.  Employer
Incorporation or Organization)                           Identification Number)

1275 BLOOMFIELD AVENUE, FAIRFIELD, NJ                           07004
--------------------------------------------                  ----------
       (Address of Principal Executive Offices)               (Zip Code)

Company's Telephone Number, Including Area Code:  973-575-9500
                                                  ------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                No __
                             -

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 14, 2001 was 6,911,796 shares.

Transitional Small Business Disclosure Format (check one)

                        Yes                  No X
                             --                 --

                          AZUREL LTD. AND SUBSIDIARIES

                                     INDEX


                                                                 Page
                                                                 Number

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets                               1
         Consolidated Statements of Operations                     2
         Consolidated Statements of Cash Flows                     3
         Notes to Financial Statements                             4

Item 2 - Management's Discussion and Analysis or
         Plan of Operation                                         5-7

PART II - OTHER INFORMATION

Item 5 - Other Information                                         8

SIGNATURE                                                          9

                         ITEM I - FINANCIAL STATEMENTS

                          AZUREL LTD, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                 March 31,
                                                                 2001
                                                                 -----------
                                                                 (Unaudited)

ASSETS

CURRENT ASSETS:
     Cash                                                        $  50,556
     Accounts receivable, net of allowance for
          doubtful accounts of $7,000                              354,538
     Inventory                                                     293,504
     Due from related parties                                       18,098
     Prepaid expenses and other current assets                           0
                                                               -----------
        TOTAL CURRENT ASSETS                                       716,696


FURNITURE AND EQUIPMENT                                            143,327

LONG TERM NOTE RECEIVABLE                                        1,800,000

OTHER ASSETS                                                         8,704
                                                               -----------

                                                               $ 2,668,727
                                                               ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $ 2,062,793
     Notes payable                                               3,154,533
     Accrued expenses and other liabilities                      1,747,590
     Current portion of long-term debt                           1,577,741
     Capital lease obligation - current portion                    200,000
                                                               -----------
        TOTAL CURRENT LIABILITIES                                8,742,657

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value, authorized
        4,000,000 shares; issued and outstanding
        1,001,500 shares                                         2,237,587
     Common stock, $.001 par value, authorized
        24,000,000 shares, issued and outstanding
        6,911,796 shares                                             6,912
     Additional paid-in-capital                                  8,998,983
     Accumulated deficit                                       (17,317,412)
                                                               -----------
        TOTAL STOCKHOLDERS' DEFICIT                             (6,073,930)

                                                               $ 2,668,727
                                                               ===========

                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months ended March 31,
                                                          2001           2000

NET SALES                                              $ 347,322      $ 382,031
COST OF GOODS SOLD                                       (21,432)       179,331
                                                      -----------    -----------
GROSS PROFIT (LOSS)                                      368,754        202,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             433,258      1,137,469
                                                      -----------    -----------
LOSS FROM OPERATIONS                                     (64,504)      (934,769)
INTEREST EXPENSE                                         (44,587)      (129,305)
OTHER EXPENSE                                            (82,523)        (8,108)
                                                      -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                   $ (191,614)  $ (1,072,182)
DISCONTINUED OPERATIONS:
     INCOME FROM OPERATIONS OF PLC                           --          16,364
                                                      -----------    -----------
NET INCOME FROM DISCONTINUED OPERATIONS                        0         16,364
                                                      -----------    -----------

NET LOSS                                              $ (191,614)  $ (1,055,818)
                                                      ===========  =============


BASIC (LOSS) EARNINGS PER COMMON SHARE:
     CONTINUING OPERATIONS                               $ (0.03)       $ (0.17)
     DISCONTINUED OPERATIONS                                0.00           0.00
                                                      -----------    -----------
BASIC LOSS PER COMMON SHARE                              $ (0.03)       $ (0.17)
                                                      ===========  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             6,911,796      6,211,797
                                                      ===========  =============


                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Three Months ended March 31,
                                                          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $ (191,614)  $ (1,055,818)
                                                    -------------  -------------

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                           12,052         14,366
   Amortization                                          135,197          1,989
   (Gain) loss on disposal of fixed assets                (8,818)         3,305
   Provision for discontinued operations                     --         132,000
   Decrease) increase in minority interest                  (357)         8,182

Changes in assets and liabilities:
   Decrease in accounts receivable                       263,019        965,428
   Decrease in inventories                               410,599         15,711
   Decrease in prepaid expenses and other
      current assets                                      18,050        106,190
   Increase in other assets                               (6,585)      (190,425)
   (Decrease) increase in accounts payable and
      accrued expenses                                  (622,340)        72,367
   Increase in net assets of discontinued operations         --        (129,795)
                                                    -------------  -------------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                 9,204        (56,500)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                      --          (5,951)
     Disposal of property and equipment                   39,212            --
                                                    -------------  -------------
     NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                              39,212         (5,951)
                                                    -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:

     Decrease in revolving line of credit                    --        (857,962)
     Decrease in bank loans                              (13,656)           --
     Proceeds from borrowing on notes                        --         350,000
     Payment of long term debt                               --          (9,100)
     Proceeds from sale of PLC                               --         600,000
                                                    -------------  -------------
     NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES:                            (13,656)        82,938
                                                    -------------  -------------

     Effect of exchange rate                                 --           9,454

NET INCREASE IN CASH                                      34,760         29,941

CASH, beginning of period                                 15,796         15,237
                                                    -------------  -------------

CASH, end of period                                     $ 50,556       $ 45,177
                                                    =============  =============


                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2001 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 2001.

The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three months ended March 31, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  BANKRUPTCY FILING
The Company sustained losses of approximately $192,000 in the quarter ended March 31, 2001 and had a working capital deficiency of approximately $8,026,000 as of that date. Furthermore, the Company had not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $315,000.

In February, 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11). Management plans to restructure the Company and develop a viable business plan for its creditors, allowing Azurel to emerge from bankruptcy and operate as a solvent business. The accompanying financial statements include all adjustments required based on bankruptcy filing.

3.  NOTES PAYABLE AND LONG TERM DEBT

As of March 31, 2001, the Company has approximately $3,155,000 of short-term notes payable, with interest rates ranging from 8% to 15%. Of this amount, $170,000 is not yet due, with the remaining $2,985,000 in default. Additionally, the Company holds a two-year note amounting to approximately $1,528,167, originally tendered in 1999, and due in May 2001. The issuing creditor has filed a lien against the Company's $1,800,000 long term note receivable, obtained as part of the sale of its Private Label Group, due in May, 2002. The creditor is currently in possession of this note. The Company filed for bankruptcy under Chapter 11, and intends to offer its creditors a plan to restructure its debt and operate as a viable business.

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

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets, and sells private label cosmetics and fragrances.

In August 1996, Azurel acquired the stock of Private Label Froup and sold the Group in May, 2000. In October 1996, Azurel acquired the stock of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

In July 1998, Azurel's wholly-owned subsidiary, Azurel Sales & Distribution, acquired the assets of Ben Rickert, Inc.


Results of Operations
---------------------

Total revenues for the three months ended March 31, 2001 (the "2001 period") were $347,322 compared to $382,031 for the three months ended March 31, 2000 (the "2000 period"). This $34,709 decrease is largely attributable to the impact of filing for protection under federal bankruptcy laws in the 2001 period.

Cost of goods sold were ($21,432) and $179,391 for the 2001 period and the 2000 period, respectively. Cost of goods sold for the 2001 period reflect inventory valuation adjustments of approximately $227,000. The gross profit as a percentage of revenue was 106.2% for the 2001 period as compared to 53.1% for the 2000 period. Excluding the aforementioned adjustment, the 2001 period gross profit would have been approximately $141,000 or 40.7%. The lower margins in the 2001 period, is the result of selling a higher percentage of closeout products.

Selling, general and administrative (S,G&A) expenses for the 2001 period and the 2000 period were $433,258 and $1,137,469, respectively. The $704,211 decrease (61.9%) is primarily a reflection of lower payroll and rent costs associated with downsizing the Company in February 2001.

Interest expense was $44,507 for the 2001 period and $129,305 for the 2000 period. The $84,718 (65.5%) decrease is a reflection of freezing interest obligations at the time of bankruptcy filing in February 2001. Additionally, the Company was paying interest on its revolving line of credit in the 2000 period. This line ceased with the sale of its Private Label Cosmetics Group in May 2000.


Liquidity and Capital Resources
-------------------------------

The Company's primary source of liquidity is accounts receivable of $354,538.

The Company has funded its operations to date primarily through a combination of debt and equity financing. In August 1997, Azurel completed its initial public offering of 1,200,000 shares of common stock and 1,200,000 common stock purchase warrants, which resulted in approximately $4,800,000 to the Company.

In December, 1997, the Company secured a 4 year term loan of $800,000 at 11.3% from GE Capital. Such loan is secured by the Company's existing machinery and equipment. In February 1998, the Company secured a revolving line of credit in the amount of $3,500,000 with Finova Capital Corporation, which will be transferred to Private Label Group upon completion of the sale. This line of credit bears an interest rate of 2.5% above the prime rate and is secured by the Company's receivables, inventory and a second lien on machinery and equipment. An additional line of credit of $4,000,000 was secured for the Company's wholly owned subsidiary, Azurel Sales & Distribution, in September 1998 with Finova Capital Corp. The terms are the same as the $3,500,000 line of credit except that the $4 million line is secured by Azurel Sales & Distribution's receivables, inventory and a first lien on Azurel Sales & Distribution's machinery and equipment. In June 1999, Finova notified the Company of a default condition with respect to its security agreement, pursuant to which it increased the interest rate by an additional 2% to 4-1/2% above prime, in accordance with the terms of the security agreement. However, Finova has allowed a loan balance to remain outstanding, in return for a $15,000 per month administrative fee. In connection with the Company's sale of PLC, it was required, pursuant to the contract, to pay off the outstanding balance owed to Finova, by the Company, from the sale proceeds.

In August, 1998 the Company sold shares of its Series A Convertible Preferred Stock, receiving net proceeds of approximately $1,237,587.

In April 1999 and May 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000, to several investors, pursuant to an exemption from the registration requirements.

In May 1999, the Company obtained approximately $1,000,000 and converted a $500,000 short-term note. The $1,500,000 was secured by a majority of PLC common stock. On April 10, 2000, it was agreed to exchange this security for the $1,800,000 promissory note that was issued in connection with the sale of PLC.

In June 1999, the Company entered into a web-site design and consulting agreement with Tadeo E-Commerce Corp. In connection with the agreement, Tadeo paid the Company a $500,000 non-refundable fee for the right to develop the website and for the Company's consulting services to the cosmetic industry. The Company believes it had substantially fulfilled all of its requirements under the contract prior to June 30, 1999. In connection with the agreement, Tadeo is entitled to receive a 5% royalty on gross revenues generated from the website until it receives an aggregate of $500,000 in royalties, at which time its royalty shall be reduced to 3% of gross revenues generated from the website.

In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.

During the year of 2000, Azurel borrowed an aggregate of $497,553 in unsecured notes, at an interest rate of 8%.

Cash provided by operating activities for the 2001 period was $9,204 as compared to $56,500 used in operating activities for the 2000 period. Net losses of $53,540 before non-cash expenses were funded essentially by a $410,599 decrease in inventory and a $263,019 decrease in accounts receivable, partially offset by a $622,340 decrease in accounts payable and accrued expenses. The factoring arrangement, originated in the third quarter of 2000 was paid off in full during the 2001 period, and will not be in effect going forward.

Cash provided by investing activities amounted to $39,212 in the 2001 period as compared to $5,951 used in the 2000 period. In 2001, the Company disposed of many of its fixed assets as part of the downsizing of its operations.

PART II - OTHER INFORMATION

Item 5. Other Information

In February 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11).


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit          Description
      27             Financial Data Schedule

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AZUREL LTD.

/s/ Edward Adamcik
Edward Adamcik
Vice President, Operations

Dated:  May 14, 2001