Form 10QSB
period 2001-06-30
AZUREL LTD
filed 2001-08-10
CIK 1000897

/

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from ___ to ___

     Commission file number: 0-22809
                             -------

                                  AZUREL LTD.
                                  -----------
        Exact Name of Small Business Issuer as Specified in its Charter)


               Delaware                           13-3842844
               --------                           ----------
           State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization      Identification No.)


                  1275 Bloomfield Avenue, Fairfield, NJ 07004
                  -------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 575-9500
                  -------------------------------------------
                (Issuer's telephone number including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                        No
              ---                          ---

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 14, 2001 was 6,911,796 shares.
Transitional Small Business Disclosure Format (check one)

         Yes                          No   X
             ---                          ---

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                     INDEX
                                     -----

                                                    Page
                                                   Number
                                                   ------
PART I - FINANCIAL INFORMATION

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

                          ITEM 1 FINANCIAL STATEMENTS
                          ---------------------------



                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                           JUNE 30, 2001 (UNAUDITED)
                           -------------------------


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash                                              $103,888
     Accounts receivable, net of allowance for
          doubtful accounts of $5,562                   199,563
     Inventory                                          295,911
     Due from related parties                            18,098
     Prepaid expenses and other current assets            8,502
                                                      ---------
          TOTAL CURRENT ASSETS                          625,962

FURNITURE AND EQUIPMENT                                 133,325

LONG-TERM NOTE RECEIVABLE                             1,800,000

OTHER ASSETS                                              8,704
                                                     ----------

                                                     $2,567,991
                                                     ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
     Accounts payable                              $ 2,078,808
     Notes payable                                   3,154,533
     Accrued expenses and other liabilities          1,739,988
     Current portion of long-term debt               1,557,741
     Capital lease obligation - current portion        200,000
                                                   -----------
          TOTAL CURRENT LIABILITIES                  8,751,070

STOCKHOLDERS' DEFICIT:

     Preferred stock, $.001 par value, authorized
          4,000,000 shares; issued and
          outstanding 1,001,500 shares               2,237,587
     Common stock, $.001 par value, authorized
          24,000,000 shares, issued and outstanding
          6,911,797 shares                               6,912
     Additional paid-in-capital                      8,998,983
     Accumulated deficit                           (17,426,561)
                                                   -----------
          TOTAL STOCKHOLDERS' DEFICIT               (6,183,079)
                                                   -----------
                                                   $ 2,567,991
                                                   ===========


                See notes to consolidated financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Three Months ended June 30,        Six Months ended June 30
                                                  ---------------------------        ------------------------
                                                       2001        2000                 2001          2000
                                                       ----        ----                 ----          ----
NET SALES                                            29,174      492,849             376,496        874,880
COST OF GOODS SOLD                                    3,939      276,774             (17,493)       456,105
                                                  ---------    ---------            ---------    -----------
GROSS PROFIT (LOSS)                                  25,235      216,075             393,989        418,774
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        129,134    1,161,314             562,392      2,298,783
                                                  ---------    ---------            ---------    -----------
LOSS FROM OPERATIONS                               (103,899)    (945,239)           (168,403)    (1,880,009)
INTEREST EXPENSE                                     (5,250)    (242,997)            (49,837)      (372,302)
OTHER INCOME (EXPENSE)                                 --        271,414             (82,523)       263,306
                                                  ---------   ---------            ---------    -----------
NET LOSS FROM CONTINUING OPERATIONS               $(109,149)  $ (916,822)          $(300,763)   $(1,989,004)
                                                  ---------   ---------            ---------    -----------
DISCONTINUED OPERATIONS:
     INCOME FROM OPERATIONS OF PLC                     --        180,896                --          197,260
                                                  ---------    ---------           ---------    -----------
NET INCOME FROM DISCONTINUED OPERATIONS                0         180,896                --          197,260
                                                  ---------    ---------           ---------    -----------

NET LOSS                                        $  (109,149) $  (735,926)        $  (300,763)  $ (1,791,744)
                                                ===========   ==========         ============  ============

BASIC (LOSS) EARNINGS PER COMMON SHARE:
     CONTINUING OPERATIONS                      $     (0.02)  $   (0.14)         $     (0.04)  $      (0.31)
     DISCONTINUED OPERATIONS                           0.00        0.03                  0.00          0.03
                                                -----------   ---------            ---------    -----------
BASIC LOSS PER COMMON SHARE                     $     (0.02)  $   (0.12)         $     (0.04)  $      (0.28)
                                                ===========   =========           ===========   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      $ 6,911,796  $6,328,464          $ 6,911,796   $  6,445,130
                                                ===========  ==========           ===========  ============




                See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Six months ended June 30,
                                                   -------------------------
                                                    2001              2000
                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                $  (300,763)    $   (1,179,744)
                                                 ----------       ------------
        Adjustments to reconcile net loss
          to net cash used in operating
          activities:
              Depreciation                           22,054             27,115
              Amortization                          135,197              3,978
              (Gain) loss on disposal
                  of fixed assets                    (8,818)             3,305
              Provision for discontinued
                  operations                           --              132,000
              Decrease in minority interest            (357)              --

        Changes in assets and liabilities:
                Decrease in accounts receivable     417,994          1,458,886
                Decrease in inventories             408,192            274,991
                Decrease (increase) in prepaid
                  expenses and other current assets   9,548             (5,278)
                Increase (decrease) in other assets  (6,585)                70
                Decrease in accounts payable and
                  accrued expenses                 (613,927)          (218,997)
                Decrease in net assets of
                  discontinued operations              --              (73,024)
                NET CASH PROVIDED BY (USED IN)
                                                 ----------       ------------
                  OPERATING ACTIVITIES               62,536           (188,698)
                                                 ----------       ------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment      --              (5,951)
                Disposal of property and equipment   39,212                879
                                                 ----------       ------------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES               39,212             (5,072)
                                                 ----------       ------------
        CASH FLOW FROM FINANCING ACTIVITIES:
                Decrease in revolving line
                  of credit                             --          (1,168,950)
                Decrease in (increase in)
                   bank loans                       (13,656)            24,312
                Proceeds from borrowing on notes        --             350,000
                Payment of long term debt               --             (27,538)
                Proceeds from sale of PLC               --           1,061,418
                                                 ----------       ------------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES             (13,656)           239,243
                                                 ----------       ------------

                Effect of exchange rate                 --              (2,539)

        NET INCREASE IN CASH                         88,092             42,933

        CASH, beginning of period                    15,796             15,237
                                                 ----------       ------------
        CASH, end of period                      $  103,888       $     58,170
                                                 ==========        ===========


                See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                         SIX MONTHS ENDED JUNE 30, 2001
                         ------------------------------

                                  (Unaudited)
                                  -----------

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements as of June 30,2001 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 2001.

The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company' annual report on Form 10-KSB. The results for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.      BANKRUPTCY FILING

        The Company sustained losses of approximately $301,000 for the six months ended June 30,2001+ and had a working capital deficiency of approximately $8,125,000 as of that date. Furthermore, the Company has not remitted 1999 third and fourth quarter federal and state payroll taxes of approximately $315,000.

In February, 2001, the Company filed for protection under the federal bankruptcy laws (chapter 11). Management plans to restructure the COmpany and develop a viable business plan for its creditors, allowing Azurel to emerge from bankruptcy and operate as a solvent business. The accompanying financial statements include all adjustments required based on the bankruptcy filing.

3.      NOTES PAYABLE AND LONG TERM DEBT

        As of June 30, 2001, the Company has approximately $3,155,000 of short-term notes payable, with interest rates ranging from 8% to 15%, all of which a re in default. Additionally, the Company holds a two-year note amounting to approximately $1.528,167, originally tendered in 1999, and due in May 2001. The issuing creditor has filed a lien against the Company's $1,800,000 long term receivable, obtained as part of the sale of its Private Label Group, due in May 2002. The creditor is currently in possession of this note.

4.      NOTE RECEIVABLE

        The long-term note receivable form Private Label Cosmetics, Inc., in the amount of $1,800,000, is collateralized against the $1,528,167 long-term debt. Furthermore, the note is in the hand of the lender's attorney, who also issued a default letter to the Company relative to non-payment of interest as explained in the previous paragraph.

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

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's financial statements and notes thereto for the fiscal year ended December 31, 2000.

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets and sells private labels cosmetics and fragrances.

In August 1996, Azurel acquired the stock of Private Label Group. March 2000, Azurel entered into an agreement to sell PLC and completed this sale in May 2000. In October 1996, Azurel acquired the stock of Scent Overnight. In October 1977, Azurel acquired the stock of Cambridge Business Services Corporation.

In July 1998, Azurel's wholly owned subsidiary, Azurel Sales & Distribution, acquired the assets of Ben Rickert, Inc.

Results of Operations

Total revenues for the six and three months ended June 30, 2001 were $376,496 and $29,174, respectively, compared to $874,880 and $492,849 for the six and three months ended June 30, 2000. This decrease is largely attributable to the impact of filing for protection under the federal bankruptcy laws in the 2001 period.

Costs of goods sold were ($17,493) and $3,939 for the six and three months ended June 30,200 and $456,105 and $276,774 for the respective periods ended June 30, 2000. Costs of goods for the2001 period reflect inventory adjustments of approximately $227,000. The gross profit as a percentage of revenue was 104.6% and 86.5% for the six and three months ended June 30, 2001 as compared to 47.9% and 43.8% for the corresponding periods ended June 30, 2000.

Selling, general and administrative (S,G&A) expenses for the six and three months ended June 30, 2001 were $562,392 and $129,134 and $2,298,783 and
$1,16,1314 for the six and three months ended June 30, 2000. The significant reduction in expense is attributable to the downsizing of the Company since its filing of Chapter 11, in February 2001.

Interest expense was $49,837 for the six months ended June 30, 2001 and $5,250 for the three months ended June 30, 2001 compared to $372,302 for the six months ended June 30,2000 and $242,997 for the three months ended June 30, 2000. The decrease is a reflection of freezing interest obligations at the time of the bankruptcy filing in February,2001. Additionally, the Company was paying interest on its revolving line of credit in the 2000 period. This line ceased with the sale of its Private Label Group in May, 2000.

Liquidity and Capital Resources

The Company's primary sources of liquidity are accounts receivable of $199,563 and inventory of $295,511.

In April 1999 and May 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000, to several investors, pursuant to an exemption from the registration requirements.

In May 1999, the Company obtained approximately $1,000,000 and converted a $500,000 short-term note. The $1,500,000 is secured by a majority of PLC common stock. On April 0, 2000, it was agreed to exchange this security for the $1,800,000 promissory note that would be issued in connection with the sale of PLC.

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

In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.

During the year 2000, Azurel borrowed an aggregate of $497,553 in unsecured notes, at an interest rate of 8%.

Cash provided by operating activities for the six months ended June 30, 2001 was $62,536 as compared to $188,698 used in operating activities for the corresponding 2000 period. Net losses of $152,687 before non-cash expenses were funded essentially by a $408,192 decrease in inventory and a $417,994 decrease in accounts receivable partially offset by a $613,927 decrease in accounts payable and accrued expenses.

Cash used in investing activities amounted to $39,212 in the 2001 period as compared to $5,072 used in the 2000 period. In 2001, the Company disposed of many of its fixed assets as part of the downsizing of its operations.

PART II - OTHER INFORMATION
---------------------------

Item 5. Other Information

In February 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11).

Item 3. Item 6. Exhibits and Reports on Form 8-K

(a.)    Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AZUREL LTD.




                                                /s/ Edward Adamcik
                                                ------------------
                                                Edward Adamcik
                                                Vice-President Operations


Dated:  August 7, 2001