Form 10QSB/A
period 2001-06-30
AZUREL LTD
filed 2001-08-29
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                                     ----------

                                                     $2,567,991
                                                     ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
     Accounts payable                              $ 2,078,808
     Notes payable                                   3,154,533
     Accrued expenses and other liabilities          1,739,988
     Current portion of long-term debt               1,577,741
     Capital lease obligation - current portion        200,000
                                                   -----------
          TOTAL CURRENT LIABILITIES                  8,751,070

STOCKHOLDERS' DEFICIT:

     Preferred stock, $.001 par value, authorized
          4,000,000 shares; issued and
          outstanding 1,001,500 shares               2,237,587
     Common stock, $.001 par value, authorized
          24,000,000 shares, issued and outstanding
          6,911,797 shares                               6,912
     Additional paid-in-capital                      8,998,983
     Accumulated deficit                           (17,426,561)
                                                   -----------
          TOTAL STOCKHOLDERS' DEFICIT               (6,183,079)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

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