Form 10QSB
period 2001-09-30
AZUREL LTD
filed 2001-11-14
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____ to ______

           Commission file number: 0-22809
                                   -------

                                   AZUREL LTD.
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

                                 (973) 575-9500
                                 --------------
                 (Issuer's telephone number including area code)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                Yes X                              No
                   ---                                ---

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 9, 2001 was 6,911,796 shares.

Transitional Small Business Disclosure Format (check one)

               Yes                                No  X
                   ----                              -----

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                                      INDEX
                                      -----





                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheet                                    1
           Consolidated Statements of Operations                         2
           Consolidated Statements of Cash Flows                         3
           Notes to Financial Statements                                4-5

Item 2 - Management's Discussion and Analysis or
           Plan of Operation                                            5-7


PART II - OTHER INFORMATION

Item 5 - Other Information                                               8

SIGNATURE                                                                9


                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------
                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                         SEPTEMBER 30, 2001 (UNAUDITED)
                         ------------------------------

                                     ASSETS
                                     ------



CURRENT ASSETS:
      Cash                                                                    $67,162
      Accounts receivable, net of allowance for
           doubtful accounts of $5,562                                        138,731
      Inventory                                                               213,573
      Due from related parties                                                 18,098
      Prepaid expenses and other current assets                                 4,803
                                                                       --------------
           TOTAL CURRENT ASSETS                                               442,367

FURNITURE AND EQUIPMENT                                                       133,325

LONG-TERM NOTE RECEIVABLE                                                   1,800,000

OTHER ASSETS                                                                    8,704
                                                                       --------------

                                                                        $   2,384,396

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                     $2,061,801
      Notes payable                                                         3,154,533
      Accrued expenses and other liabilities                                1,737,187
      Current portion of long-term debt                                     1,577,741
      Capital lease obligation - current portion                              200,000
                                                                       --------------
           TOTAL CURRENT LIABILITIES                                        8,731,262

STOCKHOLDERS' DEFICIT:
      Preferred stock, $.001 par value,
           authorized 4,000,000 shares;
           issued and outstanding 1,001,500 shares                          2,237,587
      Common stock, $.001 par value,
           authorized 24,000,000 shares,
           issued and outstanding 6,911,797 shares                              6,912
      Additional paid-in capital                                            8,998,983
      Accumulated deficit                                                (17,590,348)
                                                                        -------------
           TOTAL STOCKHOLDERS' DEFICIT                                    (6,346,866)
                                                                       --------------

                                                                        $   2,384,396




                 See notes to consolidated financial statements.



                          AZUREL. LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months ended          Nine Months ended
                                               September 30,               September 30,

                                            2001           2000          2001          2000
                                            ----           ----          ----          ----

NET SALES                             $    47,275        421,590    $   423,771    $ 1,296,470
COST OF GOODS SOLD                        104,936        290,162         87,443        746,267
                                      -----------    -----------    -----------    -----------
GROSS PROFIT (LOSS)                       (57,661)       131,429        336,328        550,203
SELLING, GENERAL,
      AND ADMINISTRATIVE EXPENSES         107,427        792,338        669,819      3,091,121
                                      -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                     (165,088)      (660,909)      (333,491)    (2,540,917)
INTEREST EXPENSE                             --         (133,098)       (49,837)      (505,400)
OTHER INCOME (EXPENSE)                      1,301         20,655        (81,222)       283,961
NET LOSS FROM CONTINUING
      OPERATIONS                      $  (163,787)   $  (773,352)   $  (464,550)   $(2,762,356)
DISCONTINUED OPERATIONS:
      INCOME FROM OPERATIONS OF PLC          --             --             --          197,260
                                      -----------    -----------    -----------    -----------
NET INCOME FROM DISCONTINUED
      OPERATIONS                                0              0              0        197,260
                                      -----------    -----------    -----------    -----------

NET LOSS                              $  (163,787)   $  (773,352)   $  (464,550)   $(2,565,096)
                                      ===========    ===========    ===========    ===========

BASIC (LOSS) EARNINGS
      PER COMMON SHARE:
      CONTINUING OPERATIONS           $     (0.02)   $     (0.12)   $     (0.07)   $     (0.40)
      DISCONTINUED OPERATIONS                0.00           0.00           0.00           0.03
                                      -----------    -----------    -----------    -----------
BASIC LOSS PER COMMON SHARE           $     (0.02)   $     (0.12)   $     (0.07)   $     (0.37)
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                6,911,796      6,522,908      6,911,796      6,911,797
                                      ===========    ===========    ===========    ===========




                 See notes to consolidated financial statements.


                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                           2001         2000
                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                          $(464,550)   $(2,565,096)
                                                                        ---------    -----------

      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                    22,054         40,286
           Amortization                                                   135,197          5,967
           (Gain) loss on disposal of fixed assets                         (8,818)         3,305
           Provision for discontinued operations                             --          132,000
           Decrease in minority interest                                     (357)          --

      Changes in assets and liabilities:
           Decrease in accounts receivable                                478,826      1,401,315
           Decrease in inventories                                        490,530        611,750
           Decrease (increase) in prepaid expenses
                and other current assets                                   13,247           (359)
           Decrease in other assets                                        (6,585)          (569)
           Decrease in accounts payable
                and accrued expenses                                     (633,735)      (290,277)
           Decrease in net assets of discontinued operations                 --          (73,024)
                                                                        ---------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        25,810       (734,702)
                                                                        ---------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property and equipment                                --           (5,951)
           Disposal of property and equipment                              39,212            879
                                                                        ---------    -----------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             39,212         (5,072)
                                                                        ---------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:

           Proceeds from repayment of short-term note receivable             --          153,791
           Decrease in revolving line of credit                              --       (1,168,950)
           (Decrease) increase in bank loans                              (13,656)        21,415
           Proceeds from borrowing on notes                                  --          677,533
           Payment of long term debt                                         --          (27,538)
           Proceeds from sale of PLC                                         --        1,061,418
                                                                        ---------    -----------
           NET CASH (USED IN) PROVIDED
                BY FINANCING ACTIVITIES                                   (13,656)       717,669
                                                                        ---------    -----------

           Effect of exchange rate                                           --           12,305

           NET INCREASE IN CASH                                            51,366         (9,800)

           CASH, beginning of period                                       15,796         15,237
                                                                        ---------    -----------

           CASH, end of period                                          $  67,162    $     5,437
                                                                        =========    ===========



                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                          ----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                      ------------------------------------

                                   (Unaudited)

1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying consolidated financial statements as of September 30, 2001 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 2001.

      The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the nine months ended September 30, 2001 is not necessarily indicative of the results expected for the full year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.    BANKRUPTCY FILING
      -----------------

      The Company's sustained losses of approximately $464,550 for the nine months ended September 30, 2001 and had a working capital deficiency of approximately $8,290,000 as of that date. Furthermore, the Company has not remitted 1999 and fourth quarter federal and state payroll taxes of approximately $315,000.

      In February 2001, the Company filed for protection under the federal bankruptcy laws (chapter 11). Management plans to restructure the Company and develop a viable business plan for its creditors, allowing Azurel to emerge from bankruptcy and operate as a solvent business. The accompanying financial statements include all adjustments required based on the bankruptcy filing.

3.    NOTES PAYABLE AND LONG TERM DEBT
      --------------------------------

      As of September 30, 2001, the Company has approximately $3,155,000 of short-term payable, with interest rates ranging from 8% to 15%, all of which are in default. Additionally, the Company holds a two-year note amounting to approximately $1,528,167, originally tendered in 1999, and due in May 2001. The issuing creditor has filed a lien against the Company's $1,800,000 long term receivable, obtained as part of the sale of its Private Label Group, due in May 2002 (see Note 4). The creditor is currently in possession of this note.

4.    NOTE RECEIVABLE
      ---------------

      The note receivable from Private label Cosmetics, Inc. in the amount of $1,800,000 is collateralized against a note payable in the amount of $1,528,167. Furthermore, the note is in the hand of the lender's attorney, who also issued a default letter to the Company relative to non-payment of interest (See Note 3).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------------------------

Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets and sells private label cosmetics and fragrances.

In August 1996, Azurel acquired the stock of Private Label Group. In March 2000, Azurel entered into an agreement to sell PLC and completed this sale in May 2000. In October 1996, Azurel acquired the stock of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services Corporation.

In July 1998, Azurel's wholly owned subsidiary, Azurel Sales & Distribution, acquired the assets of Ben Rickert, Inc.

RESULTS OF OPERATIONS
---------------------

Total revenues for the nine and three months ended September 30, 2 001 were $423,771 and $47,275, respectively, compared to $1,296,470 and $421,590 for the nine and three months ended September 30, 2000. This decrease is largely attributable to the impact of filing for protection under the federal bankruptcy laws in the 2001 period.

Cost of goods sold was $87,443 and $104,936 for the nine and three months ended September 30, 2001 and $746,267 and $290,162 for the respective periods ended September 30, 2000. Cost of goods for the 2001 period reflects inventory adjustments of approximately $141,000. The gross profit as a percentage of revenue was 79.4% and (122.0%) for the nine and three months ended September 30, 2001 as compared was 42.4% and 31.2% for the corresponding periods ended September 30, 2000. During the period ended September 30, 2001, the company wrote down inventory values by approximately $86,000 in order to reflect the current market value of some of its inventories.

Selling, general and administrative (S,G&A) expenses for the nine and three months ended September 30, 2001 were $669,819 and $107,427 compared to $3,091,121 and $792,338 for the nine and three months ended September 30, 2000. The significant reduction in expense is attributable to the downsizing of the Company since its filing of chapter 11 in February 2001.

Interest expense was $49,837 for the nine months ended September 30, 2001 and $0 for the three months ended September 30, 2001 compared to $505,400 for the nine months ended September 30, 2000 and $133,098 for the three months ended September 30, 2000. The decrease is a reflection of freezing interest obligations at the time of the bankruptcy filing in February 2001. Additionally, the Company was paying interest on its revolving line of credit in the 2000 period. This line ceased with the sale of its Private Label Group in May 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity are cash of $67,162, accounts receivable of $138,731 and inventory of $213,573.

In April 1999 and May 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000 to several investors, pursuant to an exemption from the registration requirements.

In May 1999, the Company obtained approximately $1,000,000 and converted a $500,000 short-term note. The aggregate note of approximately $1,500,000 is secured by a majority of PLC common stock. On April 10, 2000, it was agreed to exchange this security for the $1,800,000 promissory note that would be issued in connection with the sale of PLC.

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

Cash provided by operating activities for the nine months ended September 30, 2001 was $25,810 as compared to $734,702 used in operating activities for the corresponding 2000 period. Net losses of $464,550 for the nine months ended September 30, 2001, were funded essentially by a $490,530 decrease in inventory and a $478,826 decrease in accounts receivable, partially offset by a $633,735 decrease in accounts payable and accrued expenses.

Cash provided by investing activities amounted to $39,212 in the 2001 period as compared to $5,072 used in the 2000 period. In 2001, the Company disposed of many of its fixed assets as part of the downsizing of its operations.

Cash used by financing activities amounted to $13,656 in the 2001 period as compared to the providing of $717,669 during the 2000 period. In the year 2000, the company paid off its revolving line of credit totaling $1,168,950 offset by an increase in borrowings of $677,533 and from proceeds from sale of PLC of $1,061,418.

PART II - OTHER INFORMATION
---------------------------


Item 5.  OTHER INFORMATION
         -----------------


In February 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11).

Item 3.    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

(a.)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   AZUREL, LTD.



                                                   /S/ EDWARD ADAMCIK
                                                   -------------------------
                                                   Edward Adamcik
                                                   Vice-President Operations




Dated:     November 12, 2001