Form 10KSB
period 2001-12-31
AZUREL LTD
filed 2002-04-26
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year ended December 31, 2001

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period of ____________ to ____________

                          Commission File No. 0-22809

                                   AZUREL LTD.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      13-3842844
--------                                                      ----------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                               Identification No.)

                                23F Commerce Road
                              Fairfield N.J. 07004
                    (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (973) 575-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                     Name of Each Exchange on
                                                        Which Registered None.

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)



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

The issuer's net sales for the most recent fiscal year were $463,173.


The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 11, 2002 was approximately $1,871,558.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes  X            No

As of April 11, 2002 there were 6,931,697 shares of Common Stock, per value $.001 per share outstanding.

Other than historical information, statements in this report may be deemed to be forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth in this report. See "Forward-Looking Statements" in
Part II of this report.

                                     PART I
ITEM 1. BUSINESS

General
         The Company, through its wholly-owned subsidiary manufactures, distributes, and assembles perfumes and color kit products under the Company's own brand names. In order to take advantage of the Company's product development expertise, the Company develops color cosmetic and fragrance lines, which it markets under brand names created internally. These products are sometimes referred to as "Branded Products". To date, the Company has developed two lines of Branded Products internally.

         In March 2000, The Company met with the NASDAQ Listing Qualifications Panel to respond to concerns raised by NASDAQ. On April 28, 2000, the Panel delisted the Company's securities for public interest concerns. The Company subsequently applied for and has been listed on the bulletin board.

         In May 2000, the Company sold its Private Label Group, which consisted of subsidiaries acquired in August 1996 from Michael J. Assante.

Products and Services
          In the United States, the Company sells its Branded Products directly to two distributors, which purchase the Company's products for resale. One of the distributors sells the Company's products through the internet, and the other distributor sells to retail stores within its territory. The Company established a sales and distribution facility in France in the first quarter of 1999. In November 2000, the Company decided not to sell in the international market and closed its facility in France. The Company is currently seeking a relationship that will allow for the Company's products to be sold internationally.

         In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc. (CBS). CBS provided outsourcing and distribution services such as: accounting, sales, marketing, warehousing, distribution, and other administrative and back offices services to cosmetic, fragrance, and accessory companies. These functions were absorbed by Azurel
Sales and distribution in the third quarter of 2000.    The Company dissolved
the Corporation (CBS) during the fourth quarter 2000 and subsequently discontinued the aforementioned service operations in February 2001.

         In October 1997, the Company began developing cosmetics, fragrances, and related products for sale under the HANG TEN trade name pursuant to a license agreement with the owner of the HANG TEN trade name (the "Licensor"). The HANG TEN trade name is a brand name used on men's outerwear, active wear, and a wide variety of other merchandise which has been marketed in print media in both the United States and internationally.

         The license agreement covered the period from January 1, 1999 until December 31, 2003. In January 2001, the licensor cancelled the license agreement due to the fact that the Company could not meet the minimum payments required in the agreement.

         In July 1998, the Company purchased all of the assets of Ben Rickert Inc. from Summit Bank. Ben Rickert Inc. was founded in 1970 by Ben Rickert and throughout the years became a leading manufacturer, distributor, and assembler of luxury bath and body products. With the purchase of Ben Rickert Inc. assets, the Company created a wholly-owned subsidiary and named it Ben Rickert Corp. (which was subsequently changed to Azurel Sales and Distribution), which manufactured, distributed, and assembled bath and body products and perfumes, sold mostly in gift sets. Azurel Sales and Distribution sells its products under its own brand names including Benandre and Privilege, and intends to reintroduce luxury bath and body products, which would be sold primarily to department stores and mass merchandisers such as, J.C Penny, Federated Department Stores, Marshall Field's, and AAFES (Military). The purchasers of Azurel Sales and Distribution products are primarily women between the ages of 12 and 65 years of age.

         Azurel Sales and Distribution believes that its products are differentiated from its competitors' products by three distinct factors: (i) aesthetics; (ii) price (value); and (iii) fragrance. Azurel Sales and Distribution's products compete effectively with its competition by creating handsomely designed quality products at reasonable prices, and its products have established the concept of "high gift value" as its core selling strategy.

         On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments Inc. ("Romantic"), a distributor of high-end evening garments. The merger is expected to be consummated by the end of the second quarter. The merger is expected to broaden the distribution base of our existing products (see discussion on letter of intent which follows ).

         The Company also sells cosmetic kits, which are varieties of color cosmetic items packaged in containers and manufactured in Asia, which are custom made for retailers such as Marshall Field's and Bloomingdales as well as cosmetic companies. This sector of the overall cosmetic market is growing rapidly and should continue to expand in the future.

Competition
         All aspects of the cosmetic and fragrance industry are subject to intense competition throughout the world. In all aspects of its business the Company will compete with numerous companies, many of which are better known in the industry and have established channels of distribution and substantially all of which have greater financial and other resource than the Company. These competitors include Estee Lauder, Revelon, Avon, Maybelline, Coty, and Dial.

         In selling the Branded Products and cosmetic kits and accessories the Company competes against numerous companies. Many of these competitors are better known in the industry, and established channels of distribution and greater financial and other resources than the Company.

         The Company believes that the primary elements of competition in the sale of Branded Products are product awareness and consumer acceptance of the competing brands. Achieving market acceptance may require substantial marketing efforts and expenditure of significant funds. The Company markets its Branded Products to niche markets such as chain drug stores, discount stores, and mass merchandisers and develops Branded Products, which it believes will appeal to the customers of these retailers.

Government Regulation
         Various laws and regulations relating to safe working conditions, and other employment matters, including the Occupational Safety and Health Act, are also applicable to the Company. The Company believes it is in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions, and other employment matters.

Trademarks
         The Company has fifteen United States registered trademarks, Scent Overnight (R), Scent 123(R) and Sports Extreme (R), U.S. - Privilege (R), Benandre(R), Bene(R), PP Parfums Privilege & Design (R), American Country Garden(R), Ben Rickert(R), Extreme Berry(R), Extreme Girl(R), Extreme Vanilla(R), Private Part(R), France - Privilege(R) and Japan - Ben Rickert(R).

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

Insurance
         In view of the activities conducted by the Company, there are inherent risks of exposure to certain liabilities including product liability and negligence claims resulting from the use of the Company's products. The Company currently carries a general liability insurance policy (including products liability) and property damage insurance, which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. Although the Company believes such insurance is sufficient, no assurance can be given that the amount of the Company's present coverage will prove to be adequate.

Employees
         As of December 31, the Company employed 1 person in the United States. The Company utilizes temporary help and independent contractors in order to perform its warehousing and administrative functions. The Company plans to hire a sales rep force after the confirmation of its plan of reorganization. This will increase the distribution of its Branded Products.

Seasonality and Backlog
         The cosmetic and fragrance business in general is subject to seasonal fluctuations, with net sales in the second half of the year substantially higher than those in the first half as a result of increased demand by retailers in the United States in anticipation of and during the back-to-school, Thanksgiving, and Holiday seasons. The Company anticipates that the sales of Branded and Azurel Sales and Distribution Products will follow the general industry trend.

Chapter 11 Filing
         On February 2, 2001, the Company filed a voluntary petition of bankruptcy under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark. All creditors have been notified and all legal proceedings, including those indicated in ITEM 3, have been terminated; however, these claims will be settled as part of the First Modified Plan which was approved by the bankruptcy court in Newark, New Jersey, effective February 27, 2002.
         On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 2 years. The other is a 45% payout over 5 years. Each unsecured creditor that filed a claim was permitted to select either of the two options.

Letter of Intent
         On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments, Inc. (`romantic"), a manufacturer and distributor of high-end evening apparel. The consideration of the merger of Azurel and Romantic shall be the issuance of an aggregate of 1,300,000 of Common Stock of Azurel to the owners of Romantic and 1,350 shares of convertible preferred stock, which convert to 6,700,000 shares of common stock. In addition, Azurel's investment banker will seek to raise approximately $300,000 by selling approximately 1,000,000 shares of common stock. The funds are anticipated to be used for working capital. The merger is expected to be consummated by the end of the second quarter of 2002. Two of Romantics executive officers are expected to be named to be named Chief Executive Officer and President of the merged company. The merger is subject to shareholder approval of the Company, due diligence, and customary regulatory approval. The Company expects the merger to result in expansion into new retail markets.

ITEM 2. PROPERTIES

         At December 31, 2000, the Company leased 2,400 square feet of space at 509 Madison Avenue, New York, New York, which was used as its executive office. The lease, which was to expire in April, 2001, provided for an annual base rent of $75,000, including utilities. In January 2001, the Company closed this office as part of an overall consolidation plan.

         At December 31, 2000, the Company leased a 55,000 square foot building in Fairfield, New Jersey, which was used as a packaging plant and as Azurel Sales and Distribution's executive office. Approximately 10,000 square feet was used for office space and 45,000 square feet housed its assembling, warehousing, and shipping operations.

         The lease was to expire in July 2004 and provided for annual rent of approximately $336,000. In January 2001, the Company defaulted on its rental payments and made arrangements with the landlord, which enabled it to remain until the middle of March 2001. At that time it moved to another facility in Fairfield New Jersey of approximately 4,500 square feet, with annual rental payments of approximately $18,000 annually.

         In March, 2002, after the confirmation of the Company's plan of reorganization, the Company relocated its offices and warehouse to another facility in Fairfield, New Jersey. The new facility is 10,000 sq ft. and will afford the Company the opportunity to expand its operations to accommodate sales growth.

ITEM 3.  LEGAL PROCEEDINGS

Chapter 11 Proceedings. Reference to such matters discussed below is made in "Item 1 - Business" for information regarding the Company's Chapter 11 proceedings.

Dowel Associates v. Azurel, Ltd. On March 21,2000, plaintiff landlord of defendant's business premises brought an action in Essex County Superior Court in New Jersey seeking unpaid rent of $87,937.37, plus attorney's fees and additional future rent to accrue, and also seeking a judgment for possession of the premises. This matter has been settled by an agreement awarding plaintiff a judgment of possession that will be permanently stayed provided Azurel makes timely monthly payments in compliance with an agreed upon schedule. In January 2001, the Company defaulted and relocated in March 2001.

Twincraft v. Ben Rickert Corp. and Azurel, Ltd. This is an action in the United States District Court for the District of Vermont in which plaintiff is in the process of obtaining a default judgment in excess of $339,000.

W.E. Calligaro. In December 1999, Azurel Ltd. and Ben Rickert Corp. entered into an agreement with this former executive (modifying a prior severance agreement) requiring various payments to be made in exchange for a release of any further claims. The Company defaulted on its payment obligations after making the first payment under the agreement, and $25,262.50 remains unpaid and is subject to acceleration together with the reasonable attorney's fees and costs of collecting the unpaid balance. In April 2000, plaintiff commenced an action in Superior Court of Morris County, New Jersey seeking $27,262.50. The Court permitted the plaintiff to attach a lien against the defendant and collected $22,844.66, leaving a balance of $4,417.84 as of December 31, 2000.

Pactrans Air & Sea. In December 1999, Ben Rickert, Inc. entered into an agreement with Pactrans Air & Sea requiring various payments to be made in exchange for the forbearance of any legal action and the provision of a general release upon full payment. Ben Rickert, Inc. has defaulted on its payment obligations and cure period has expired, which will permit acceleration of the entire amount due of $63,108.54 plus 15% attorney's fees and costs.

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

Tricor Braun v. Ben Rickert Corp. This action in Superior Court of Essex County, New Jersey was served in April 2000 and seeks compensatory damages of $45,178.06 plus allegedly agreed upon attorney's fees totaling an additional 20% for a total of $59,273.61 plus interest and costs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 2001.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK

         As of the date hereof, the Company has outstanding 6,931,697 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq Bulletin Board ("OTCBB") under the symbol "AZUR". The following table sets forth the high and low bid prices for the Common Stock as reported by on the OTCBB. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not present actual transitions.

                                                COMMON STOCK

FISCAL 2000                           HIGH                      LOW

First Quarter                      $  1.53                     $  0.25
Second Quarter                        0.25                        0.15
Third Quarter                         0.15                        0.07
Fourth   Quarter                      0.14                        0.08


FISCAL 2001

First Quarter                    $   0.15                      $  0.09
Second Quarter                       0.21                         0.11
Third Quarter                        0.29                         0.16
Fourth   Quarter                     0.39                         0.18

         On March 31, 2002, there were approximately 59 holders of record of the Company's 6,931,697 outstanding shares of Common Stock.

         On April 11, 2002, the last sale price of the Common Stock as reported on the Nasdaq Bulletin Board was $0.27.


                                 DIVIDEND POLICY

         The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition, and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.


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

         The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General
         Azurel, through its wholly-owned subsidiary, manufactures, markets and sells private label cosmetics, fragrances and skincare products and also provides warehousing and other administrative services.

         In August 1996, Azurel acquired the stock of the Private Label Group, and in October 1996, Azurel acquired the assets of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services. In July 1998, Azurel's wholly-owned subsidiary, Azurel Sales and Distribution, acquired the assets of Ben Rickert Inc., a 28 year old cosmetic company, for $1.5 million.

         During the second quarter of 2000, the Company sold the stock of the Private Label Group and, in the fourth quarter of 2000, dissolved Cambridge Business Services.

         On February 2, 2001, the Company filed for protection under the Federal Bankruptcy laws under Chapter 11. The Company proposed a Plan of Reorganization to the creditors, which was subsequently accepted. In February 2002, the Plan of Reorganization was ratified. Management's plans with respect to this matter includes raising additional capital through the issuance of stock and ultimately developing a viable business under new leadership.

         The following discussion and analysis should be read together with the financial statements and notes for Azurel included herein.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operation.

                                                                                Year Ended December 31,
                                                         -----------------------------------------------------------------------
                                                                       2001                                 2000
                                                         ---------------------------------    ----------------------------------
                                                              Amount               %               Amount                %
                                                         ------------------   ------------    ------------------    ------------

Sales                                                 $        463,173           100.0     $      2,318,944            100.0
Cost of goods sold                                             192,435            41.5            3,467,533            149.5
                                                         ------------------   ------------    ------------------    ------------
Gross profit                                                   270,738            58.5           (1,148,589)           (49.5)
Selling, general and  administrative expenses                1,281,375           277.7            4,331,895            186.8
                                                         ------------------   ------------    ------------------    ------------
Loss from continuing operations                             (1,010,637)         (218.2)          (5,480,484)          (236.4)
Interest expense                                               (42,837)           (9.3)            (567,815)           (24.5)
Gain on sale of fixed assets                                     8,256             1.8                -                  -
Reorganization costs                                           (95,500)          (20.6)               -                  -
Other income                                                   (41,202)           (8.9)             391,658             16.9
                                                         ------------------   ------------    ------------------    ------------
Net loss before extraordinary item                          (1,181,920)         (255.2)          (5,656,641)          (243.9)
Extraordinary item                                             190,000            41.0                -                  -
                                                         ------------------   ------------    ------------------    ------------
Net loss from continuing operations                           (991,920)         (214.2)          (5,656,641)          (243.9)
Income from discontinued operations                              -                 -                 92,913              4.0
                                                         ------------------   ------------    ------------------    ------------
Net loss                                              $       (991,920)         (214.2)    $     (5,563,728)          (239.9)
                                                         ==================   ============    ==================    ============

Year Ended December 31, 2001 (The "2001 Period") and Year Ended
December 31, 2000 (The "2000 Period").

     Net sales were $ 463,173 for the year ended December 31, 2001 and declined $ 1,855,771 or 80.0% when compared to the 2000 Period. The sales decrease in the 2001 Period was primarily due to the downsizing of the Company subsequent to the Company's filing for protection under the Chapter 11 Federal bankruptcy laws.

     Cost of goods sold for the 2001 Period was $192,435 or 41.5% of net sales, as compared to $3,467,533 or 149.5% of net sales for the 2000 Period. The increase in gross profit percentage in the 2001 Period was primarily due to the lack of sales of closeout merchandise and obsolete inventory in the year 2001.

     Selling, general and administrative expenses for the 2001 Period were $1,281,375 or 277.7 % of sales as compared to $4,331,895 or 186.8% of sales for the 2000 Period. The decrease in SG&A expenses was due primarily to the downsizing of the Company subsequent to its filing of Chapter 11 in February, 2001.

     Interest expense was $42,837 or 9.3% of net sales for the 2001 Period, compared to $391,658 or 16.9% of net sales for the 2000 Period. Subsequent to filing Chapter 11, the Company was not required to record interest expense on its notes payable during 2001.

     Income from discontinued operations in the 2000 Period was $ 92,913, as favorable results in our PLC and Cambridge subsidiaries were partially offset by losses in our French operations. All of these subsidiaries were either sold or discontinued prior to the 2002 Period and, thus, there were no operating results to report in this Period.


Liquidity And Capital Resources

     From inception to date, Azurel's operations have been funded by a combination of debt and equity financings. The Company sustained losses of approximately $992,000 for the year ended December 31, 2001 and had a working capital deficiency of approximately $6,659,000 as of that date.

Chapter 11 Filing

     On February 2, 2001, the Company filed a voluntary petition of bankruptcy under Chapter 11 in the United States Bankruptcy Court, District of New Jersey, located in Newark. The Company had been experiencing liquidity problems and had been unable to finance its working capital and other business needs. The Auditor's report on its financial statements included elsewhere herein contains an explanatory paragraph about the Company's ability to continue as a going concern.

     On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 2 years. The other is a 45% payout over 5 years. Each unsecured creditor that filed a claim was permitted to select either of the two options. The Company seeks to accomplish payments under the Plan by infusion of up to $300,000 of new money, of which approximately $266,000 has been infused, from a secured creditor.

Letter of Intent

     On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments, Inc. (`romantic"), a manufacturer and distributor of high-end evening apparel. The consideration of the merger of Azurel and Romantic shall be the issuance of an aggregate of 1,300,000 of Common Stock of Azurel to the owners of Romantic and 1,350 shares of convertible preferred stock, which convert to 6,700,000 shares of common stock. In addition, Azurel's investment banker will seek to raise approximately $300,000 by selling approximately 1,000,000 shares of common stock. The funds are anticipated to be used for working capital. The merger is expected to be consummated by the end of the second quarter of 2002. Two of Romantics executive officers are expected to be named to be named Chief Executive Officer and President of the merged company. The merger is subject to shareholder approval of the Company, due diligence, and customary regulatory approval. The Company expects the merger to result in expansion into new retail markets.

         The Company will seek to raise additional capital through the issuance of stock and ultimately developing a viable business under new leadership.


ITEM 7. FINANCIAL STATEMENTS
         See pages F-1 to F-16.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSON

Name                                Age               Position

Norman Grief                        70                Director

Brian Bookmeier                     43                Director

Other Significant Employees

Name                                Age               Position

Edward Adamcik                      59                Vice-President, Operations

     Directors are elected to serve until the next meeting of stockholders and until their successors are duly elected and qualified. Meetings of stockholders of the Company will be held on an annual basis. However, if at any time an annual meeting is not held for the election of directors, then the current directors will continue to serve until their successors are elected and qualified. Vacancies and newly created directorships resulting from any increase in the number of directors may be filled by a majority vote of Directors then in office. Officers are appointed by, and serve at the discretion of, the Board of Directors. Non-employee directors are eligible to receive options under the 1997 Stock Option Plan.

     The following is a brief summary of the background of each director, executive officer, and significant employee of the Company:

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

Brian Bookmeier was appointed as a director of the Company in Mach 2000. Since August 1997, Mr. Boomeier has been the Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf & Tennis, a company in the business of franchised retailing of golf and tennis equipment. From July 1995 to February 2000, Mr. Bookmeier served as the President, Chief Executive Officer and a director of TekInsight.com, Inc., a publicly-traded company. From 1989 Mr. Bookmeier served as Executive Vice President and a director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies, units its merger into TekInsight.com. Mr. Bookmeier has been a director of the American Diabetes Association since June 1995.

Edward Adamcik joined the Company in September 1998. Mr. Adamcik worked as Vice-President for various companies from 1992 to 1998. From 1987 to 1992, Mr. Adamcik was Chief Financial Officer and Vice-President of Operations for Parlux Fragrances Inc. Mr. Adamcik served as Controller of Onyx Chemical from 1976 to 1986 and for ten years prior, Mr. Adamcik was Controller of Faberge Inc.

Meeting of the Board of Directors

The Company's Board of Directors met in July 2000. At this meeting, a majority of the Board of Directors passed a resolution to relieve Mr. Gerard Semhon of his duties as Chairman and Chief Executive Officer of the Company. The Board appointed Mr. Norman Grief as Chairman of the Board and agreed to run the Company by committee going forward. The position of Chief Executive Officer has remained unfilled since that time.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2001. There was one person whose compensation in 2001 exceeded $100,000 per annum.

Name and                                               Restricted
Principal                                                Stock     Options         All Other
Position                Year      Salary       Bonus     Awards     SARS           Compensation
--------                ----      ------       -----     ------     ----           ------------

Edward Adamcik          2001    $104,000           -          -        -                      -
Vice-President,
Operations




Options to Named Executive Officer

There were no options granted to any of the executive officers named in the Summary Compensation Table above.

Employee Agreements

As of December 31, 2001, there were no employment agreements.

Stock Option Plan

         In March 1997 the Board of Directors adopted, and the stockholders subsequently approved the Company's 1997 Stock Option Plan (the "1997 Plan"). In December 1998, the 1997 Plan was amended whereby the number of options to acquire common stock, which may be granted was increased from 750,000 to 1,750,000. The 1997 Plan provides for grants to officers and other employees of the Company, non-employee directors, consultants and advisors and other persons who may perform significant services on behalf of the Company and will be administers by the Board of Directors, or a committee (the "Committee") of two or more directors, each of whom is a "Non-Employee Director: within the meaning of Rule 16b-3 under the Exchange Act. Pursuant to the 1997 Plan, options to acquire an aggregate of 1,750,000 shares of Common Stock may be granted subject toadjustments as provided in the 1997 Plan.

         The 1997 Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986 (the "Code"), as amended, as well as non-qualified stock options ("NQSOs"). Only "employees" (within the meaning of Section 3401(C) of the Code) of the Company shall be eligible for the grant of Incentive Stock Options. The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the then outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price shall be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of each NQSO is determined by the Committee, but shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the Company pursuant to Section 12 of the Exchange Act, and prior to size months after the termination of such registration, may be no less than 100% of the fair option agreement, when the term of the option subject to such agreement expires and the date when it becomes exercisable, but in no event will an option granted under the 1997 Plan be exercisable after the expiration of ten years from the date it is granted. Options may not be transferred during the lifetime of an option holder and are only exercisable during the optionee's lifetime only be the optionee of by his or her guardian or legal representative. The 1997 Plan shall terminate automatically as of the close of business on the day preceding the 10th anniversary date of its adoption, subject to earlier termination.

         To the extent Fair Market Value, as defined in the Code, the Common Stock with respect to which Incentive Stock Options granted hereunder are exercisable for the first time by an optionee in any calendar year exceeds $100,000, such options granted shall be treated as NQSO's to the extent required by Section 422 of the Code.

         If the outstanding shares of Common Stock are changed by reason of an adjustment to the capitalization of the Company or as a result of a merger or consolidation, an appropriate adjustment shall be made by the Board of Committee in the number, kind and price of shares, as to which options may be granted and exercised.

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

Section 16(a) Reporting

         Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2001, the Company does not believe that all reports required to be filed by Section 16(a) were filed on a timely basis, if at all.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information as of December 31, 2001 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each officer and director of the Company and all officers and directors as a group. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof.

Unless otherwise indicated, the address of each such person or entity is 23F Commerce Road; Fairfield, New Jersey 07004.

Name and Address              Number of Shares                   Percentage of
Of Beneficial Owner           Beneficially Owned (1)             Common Stock
-------------------           ----------------------             ------------

Norman Grief                        -0-                            0.0%

Brian Bookmeier                     -0-                            0.0%

All officers and Directors          -0-                            0.0%
A group (2 persons)

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

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 2000, the Company sold its interest in the Private Label Group, Inc., a majority-owned subsidiary, to Michael J. Assante for an aggregate purchase price of $3,085,821, plus forgiveness of $600,000 of indebtedness owned to Mr. Assante in connection with the Company's purchase of the Private Label Group from Mr. Assante in August 1996.

         Except as disclosed above and pursuant to certain loan transactions with officers, all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. All future transactions between the Company and its officers, directors of 5% stockholders, and their affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit      Description of Document
Number

2.1          First Amended Chapter 11 Plan of Reorganization of Azurel, Ltd.
             ("Azurel"), filed with the United States Bankruptcy Court, District of New Jersey.

2.2          First Modified Plan of Reorganizaton


2.3          Order of Confirmation

                  Reports on Form 8-K for the quarter ended December 31, 2001 None.


                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      AZUREL LTD.


Edward Adamcik                                        By:/s/ Edward Adamcik
                                                      Vice President, Operations

         In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the date indicated.

SIGNATURE                    TITLE                               DATE


/S/ Edward Adamcik           Vice President, Operations          April 25, 2002
------------------
Edward Adamcik



/S/ Norman Grief             Director
Norman Grief



/S/ Brian Bookmeier          Director
Brian Bookmeier

                           AZUREL LTD. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report..........................................F-1

Consolidated Balance Sheet............................................F-2

Consolidated Statements of Operations.................................F-3

Consolidated Statement of Stockholders' Deficit.......................F-4

Consolidated Statements of Cash Flows.................................F-5

Notes to Consolidated Financial Statements............................F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Azurel Ltd. and Subsidiary


     We have audited the accompanying consolidated balance sheet of Azurel Ltd. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azurel Ltd. and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company suffered recurring losses and on February 2, 2001, voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described further in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C
                                                    Certified Public Accountants

April 10, 2002
New York, New York

                          AZUREL LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

             CURRENT ASSETS:
                 Cash                                         $          71,085
                 Accounts receivable, net of allowance for
                    doubtful accounts of $5,000                          93,784
                 Inventories                                            194,718
                 Due from related parties                                18,098
                 Prepaid expenses and other current assets                3,002
                                                                 ---------------
                    TOTAL CURRENT ASSETS                                380,687

             OTHER ASSETS                                                 8,704
                                                                 ---------------


                                                              $         389,391
                                                                 ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

             LIABILITIES SUBJECT TO COMPROMISE:
                 Accounts payable                             $       2,917,797
                 Notes payable                                        3,082,294
                 Interest payable                                       726,417
                 Taxes payable                                          441,618
                                                                 ---------------
                    TOTAL CURRENT LIABILITIES                         7,168,126
                                                                 ---------------

             LIABILITIES NOT SUBJECT TO COMPROMISE                       95,500
                                                                 ---------------

             STOCKHOLDERS'  DEFICIT:
                 Preferred stock, $.001 par value, authorized
                   4,000,000 shares;
                    issued and outstanding 1,001,500 shares           2,237,587
                 Common stock, $.001 par value, authorized
                   24,000,000 shares,
                    issued and outstanding 6,911,796 shares               6,912
                 Additional paid-in-capital                           8,998,983
                 Accumulated deficit                                (18,117,717)
                                                                 ---------------
                    TOTAL STOCKHOLDERS'  DEFICIT                     (6,874,235)
                                                                 ---------------

                                                              $         389,391
                                                                 ===============

                 See notes to consolidated financial statements.




                          AZUREL LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 YEARS ENDED DECEMBER 3!,
                                                              -------------------------------
                                                                  2001             2000
                                                              --------------   --------------

    NET SALES                                               $       463,173  $     2,318,944

    COST OF GOODS SOLD                                              192,435        3,467,533
                                                              --------------   --------------

    GROSS PROFIT (LOSS)                                             270,738       (1,148,589)

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,281,375        4,331,895
                                                              --------------   --------------

    LOSS FROM OPERATIONS                                         (1,010,637)      (5,480,484)

    INTEREST EXPENSE                                                (42,837)        (567,815)

    GAIN ON SALE OF FIXED ASSETS                                      8,256                -

    OTHER INCOME (EXPENSE)                                          (41,202)         391,658

    REORGANIZATION COSTS                                            (95,500)               -
                                                              --------------   --------------

    NET LOSS BEFORE EXTRAORDINARY ITEM                           (1,181,920)      (5,656,641)

    EXTRAORDINARY ITEM:
       Gain on early extinguishment of debt                         190,000                -
                                                              --------------   --------------
    NET LOSS FROM CONTINUING OPERATIONS                            (991,920)      (5,656,641)

    INCOME FROM DISCONTINUED OPERATIONS                                   -           92,913

                                                              --------------   --------------
    NET LOSS                                                $      (991,920) $    (5,563,728)
                                                              ==============   ==============

    BASIC (LOSS) EARNINGS PER COMMON SHARE:
       LOSS BEFORE EXTRAORDINARY ITEM                       $         (0.17) $         (0.85)
       EXTRAORDINARY ITEM                                              0.03                -
                                                              --------------   --------------
       CONTINUING OPERATIONS                                          (0.14)           (0.85)
       DISCONTINUED OPERATIONS                                            -             0.01
                                                              --------------   --------------
    BASIC LOSS PER COMMON SHARE                             $         (0.14) $         (0.84)
                                                              ==============   ==============

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    6,911,796        6,620,130
                                                              ==============   ==============


                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
          FOR THE PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000



                                             Preferred Stock           Common Stock        Additional
                                           ---------------------   ----------------------   Paid-in
                                            Shares      Amount      Shares      Amount      Capital
                                           ---------   ---------   ----------  ----------  ----------


    Balance at January 1, 2000             1,001,500$  2,237,587   6,211,796 $     6,212 $ 8,649,683

       Sale of common stock                        -           -     700,000         700     349,300
       Net loss                                    -           -           -           -           -
       Change in translation adjustment            -           -           -           -           -
                                           ---------   ---------   ----------  ----------  ----------
    Balance at December 31, 2000           1,001,500$  2,237,587   6,911,796 $     6,912 $ 8,998,983




       Net loss                                    -           -           -           -           -
       Change in translation adjustment            -           -           -           -           -
                                           ---------   ---------   ----------  ----------  ----------
    Balance at December 31, 2001           1,001,500$  2,237,587   6,911,796 $     6,912 $ 8,998,983
                                           =========   =========   ==========  ==========  ==========

                                                                Other
                                              Accumulated    Comprehensive                Comprehensive
                                                Deficit          Loss         Total           Loss
                                              ------------   -------------  -----------   -------------
    Balance at January 1, 2000             $  (11,561,356)$        (9,916)$   (677,790)

       Sale of common stock                                             -      350,000
       Net loss                                (5,563,727)                  (5,563,727)$    (5,656,641)
       Change in translation adjustment                 -           9,202        9,202           9,202
                                              ------------   -------------  -----------   -------------
    Balance at December 31, 2000           $  (17,125,083)$          (714)$ (5,882,315)$    (5,647,439)
                                                                                          =============



       Net loss                                  (991,920)                    (991,920)$      (991,920)
       Change in translation adjustment              (714)            714            -             714
                                              ------------   -------------  -----------   -------------
    Balance at December 31, 2001           $  (18,117,717)$             - $ (6,874,235) $     (991,206)
                                              ============   =============  ===========   =============

                 See notes to consolidated financial statements.

                           AZUREL LTD. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                           2001              2000
                                                                                      ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $        (991,920)$      (5,656,640)
                                                                                      ---------------   ---------------
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation                                                                           22,054            51,880
       Amortization                                                                          118,439             7,957
       (Gain) loss on disposal of fixed assets                                                (8,256)            3,305
       Write-down of impaired asset                                                          125,583                 -
       Gain on early extinguishment of debt                                                 (190,000)                -
       Reduction of accrued expenses                                                          21,500                 -
       Reduction of non-cash interest expense                                                 (7,000)                -
       Provision for discontinued operations                                                       -           132,000
       Decrease in minority interest                                                            (357)                -
       Income from discontinued operations                                                         -           (92,913)

    Changes in assets and liabilities:
       Accounts receivable                                                                   504,714         1,170,474
       Inventories                                                                           490,801         2,019,097
       Prepaid expenses and other current assets                                              (3,002)          114,004
       Due from related parties                                                              150,000            13,186
       Other assets                                                                           (8,703)          109,068
       Accounts payable other liabilities                                                   (196,042)        1,023,963
       Net assets of discontinued operations                                                  (8,533)          232,355
                                                                                      ---------------   ---------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    19,278          (872,264)
                                                                                      ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                                                          -           (15,117)
       Disposal of property and equipment                                                     37,896                 -
                                                                                      ---------------   ---------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    37,896           (15,117)
                                                                                      ---------------   ---------------

CASH FLOW FROM FINANCING ACTIVITIES:

       Decrease in revolving line of credit                                                        -        (1,144,482)
       Proceeds from borrowings on notes                                                           -           847,533
       Payment of long term debt                                                                   -           (27,538)
       Proceeds from sale of Private Label Group                                                   -         1,212,797
                                                                                      ---------------   ---------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   -           888,310
                                                                                      ---------------   ---------------
       Effect of exchange rate on cash                                                             -             9,202

NET INCREASE IN CASH                                                                          57,174            10,131

CASH, beginning of year                                                                       13,911             3,780
                                                                                      ---------------   ---------------
CASH, end of year                                                                  $          71,085 $          13,911
                                                                                      ===============   ===============


                 See notes to consolidated financial statements.
                                      F - 5

                           AZUREL LTD. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                           2001              2000
                                                                                      ---------------   ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

          Cash paid for interest                                                   $               -  $              -
                                                                                      ===============   ===============

          Cash paid for income taxes                                               $               -  $          11,657
                                                                                      ===============   ===============
          Notes received in connection with sale of subsidiary                     $               -  $       2,024,403
                                                                                      ===============   ===============
          Conversion of notes to common stock                                      $               -  $         350,000
                                                                                      ===============   ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:

          Reduction in capital lease obligations                                   $         200,000 $               -
                                                                                      ===============   ===============

                 See notes to consolidated financial statements.

                           AZUREL, LTD. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.        ORGANIZATION AND SIGNIFICANT EVENTS

          Azurel Ltd. ( "Azurel") was incorporated in Delaware on June 26, 1995. In July 1996, the Company formed a subsidiary, Scent 123, Inc. and subsequently acquired the assets of Scent Overnight, Inc., an overnight delivery service of men's cologne and women's fragrances. There have been no significant operations as of December 31, 2001.

          In August 1996, Azurel purchased all of the outstanding common stock of Private Label Cosmetics, Inc. and affiliates ("Private Label Group" or "PLC") for cash, notes and common stock aggregating $2,782,500 plus acquisition costs of $285,000. The Private Label Group is located in New Jersey and manufactures cosmetics for sale to major cosmetic companies. In May 2000, the Company sold its remaining two-thirds ownership interest in PLC. The Company had transferred one third of the stock in PLC in December 1999 pursuant to a notice of default of a loan to the former shareholder of PLC. Under the terms of the agreement, The Company returned all of PLC's outstanding common stock to PLC and in exchange, received $3,085,821, which consisted of (i) cash received aggregating $1,285,821 and (ii) a promissory note of $1,800,000 with interest accruing at 7.5% per annum, principal and interest due May 2002. The note receivable was subsequently assigned to another entity to secure an outstanding note payable to such entity.

          In October 1997, Azurel acquired all of the outstanding shares of Cambridge Business Services Corporation for $212,000. In 1998 Azurel opened a sales and distribution facility in France. Such entities were discontinued during the year ended December 31, 2001.

          On July 31, 1998, Azurel acquired from a bank the assets of Ben Rickert, Inc. a manufacturer and distributor of cosmetics, fragrances and gift items, for $1.5 million. The acquisition was financed by $150,000 in cash and a $1,350,000 note.

          On February 2, 2001, the Company filed a voluntary petition and order for relief under Chapter 11 of the US bankruptcy code. The court confirmed the Company's First Modified Plan of Reorganization (the "Plan") on February 13, 2002. Accordingly, the Effective Date of the Plan was February 27, 2002.

          Hereinafter all of the above entities are collectively referred to as the "Company".

2.       SIGNIFICANT ACCOUNTING POLICIES

         a. Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of approximately $992,000 and $5,564,000 for the years ended December 31, 2001 and 2000. On February 2, 2001, the Company filed a voluntary petition and order for relief under Chapter 11 of the US bankruptcy code. The Company emerged from Chapter 11 bankruptcy on February 27, 2002 and to date has received $266,000 from one of its secured creditors to fund the bankruptcy plan. Such creditor has agreed to fund up to $300,000. On March 27, 2002, the Company signed a letter of intent to merge with an entity that manufactures and distributes luxury evening apparel, although there is no assurance that such a merger will be consummated. The Company is also considering raising additional funds through the sale of additional shares of its common stock. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         b. Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany profits, transactions, and balances have been eliminated.

         c. Financial Reporting For Bankruptcy Proceedings - In connection with the bankruptcy proceedings, the Company is required to report in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statement of Operations.

         d. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

         e. Accounts Receivable - Accounts receivable is presented net of allowance for doubtful accounts.

         f. Inventories - Inventories are recorded at the lower of cost or market. Cost was determined using the FIFO method.

         g. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

         h. Stock based compensation - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion No.25 ("Accounting for Stock Issues to Employees") when accounting for stock-based compensation granted to employees and directors. It provides the required pro forma disclosures as if the fair value method under Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock Based Compensation" was adopted. Any stock-based compensation awards to non-employees are accounted for using the provisions of SFAS No. 123.

         i. Net Income (Loss) Per Share - Net Income (Loss) Per Share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts during each period that income is reported. In periods that the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive.

         j. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

         k. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         l. Accounting for Long-Lived Assets - Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Accordingly, the Company wrote-off long-lived assets it believes was impaired at December 31, 2001 as disclosed below in
               Note 6 to the consolidated financial statements.

         m. Revenue Recognition - Income from sales of goods is recognized when the orders are completed and shipped, provided that the collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

         n.       New Accounting Pronouncements

                 (i) In July 2001,  the  Financial  Accounting  Standards  Board
                    issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002.

               (ii)  In August 2001, the Financial  Accounting  Standards  Board
                    ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No.144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

3.        PLAN OF REORGANIZATION

          In accordance with the confirmed Plan of Reorganization of February 27, 2002 (the "Effective Date"), the Company will settle its claims with its various creditors as follows:

          Priority tax claims for income, payroll and withholding taxes aggregating approximately $434,000 are payable in twenty equal quarterly installments of approximately $21,700, commencing February 27, 2002 through February 27, 2007 and includes interest at 8% per annum. Other payroll and withholding taxes of approximately $8,500 is payable in twelve equal quarterly installments of approximately $708, commencing February 27, 2002 through February 27, 2005 including interest at 8% per annum.

          For the year ended December 31, 2001, the Company repaid payroll and withholding taxes in the amount of $16,500.

          Repayment of the Company's pre-petition debts are segregated into seven different classes of creditors as described below:

          a. Class 1 - A secured amount owed to an entity was $560,948. The Company will issue this entity three shares of its common stock for each dollar owed, which amounts to 1,682,844 shares.

          b. Class 2 - Class two consists of secured amounts owed to an individual investor for $1,010,000. This individual will receive three shares of the Company's stock for each dollar owed, which amounts to 3,030,000 shares.

          c. Class 3 - Class three is a note payable including interest, to an entity in the amount of $1,823,833. Principal and interest due in June 2002. The Company will settle such amount with the entity with a note receivable of $1,650,000 relating to its sale of its PLC subsidiary, which was subsequently assigned to the entity and is due in May 2002. The Company has recorded a net amount due the entity of $173,833 as of December 31, 2001.


          d. Class 4 - These are unsecured claims with trade creditors totaling approximately $2,964,000, which also includes notes payable of approximately $927,000. Each creditor will have the option to receive company stock or cash as settlement for their claims.

               Creditors who elect to receive stock -The Company will issue one share of its common stock for each dollar owed to these creditors plus a cash payment equal to 20% of such amount owed. The total outstanding balance to creditors who elected to receive stock was approximately $1,315,000. Accordingly, the Company will issue a total of approximately 1,315,000 shares of common stock to these creditors and pay them $263,000, payable in three annual installments of $131,500, $65,750 and $65,750 commencing May 2004 through May 2006.

               Creditors who elect to receive cash - For creditors, who elect to receive cash, the Company will pay 45% of the dollar amount owed to them. The total outstanding balance to creditors, as of March 11, 2002, who have elected to receive cash was approximately $1,649,000. Therefore, the Company will pay such creditors approximately $742,000, payable in four installments of
               approximately   $164,900,   $164,900,   $164,900   and   $247,300
               commencing with in an initial payment April 2002 and subsequent payments in May 2004 through May 2006.

               Certain trademarks of the Company secure the claims.

          e. Class 5, 6 & 7 - These classes consist of equity interest holders. Class 5 holders of common stock will retain their shares in accordance with the Plan agreement. Such shares amounted to 6,911,796 at December 31, 2001. Class 6 holders of preferred stock will receive one share of common stock in exchange for each share of preferred stock, which amounted to 2,037,587 shares at December 31, 2001. For class 7 holders of stock warrants, such warrants will remain authorized and outstanding at the exercise price of $4.50 per share. Such warrants expire on July 3, 2003.

          Administrative fees and expenses incurred amounted to $95,500 which was paid in March 2002.

          The Plan will be funded by a certain secured creditor who will contribute $200,000 for the payment of administrative claims. The contribution will also be used to make the initial payment to unsecured claimants who elected to receive cash rather than shares of stock as settlement of their claims. The creditor will make additional contributions to fund the Plan when necessary, up to a maximum of $300,000. As of February 27, 2002, the creditor has contributed approximately $266,000. In return, the aforementioned creditor will receive ten shares of common stock for each dollar contributed to fund the Plan.

          Under the Bankruptcy Code, the Company elected to reject all unexpired leases and executory contracts. Amounts due through the filing date were reflected as pre-petition debt subject to compromise

          At December 31, 2001, pre-petition debt subject to compromise as per the confirmed plan related to the above classes of creditors is summarized as follows:

                                                                  Amounts
                                                            --------------------
                   Trade payables                                    $2,037,000
                   Notes payable and interest                         2,671,000
                   Payroll taxes                                        443,000
                                                            --------------------
                                                                     $5,151,000
                                                            ====================

          The Company has recorded liabilities in excess of such amounts. Included are approximately $588,000 of notes payable for which claims were not submitted and various other pre-petition expenses for which ultimately no claims were submitted or for which claims allowed by the bankruptcy court were less than the amounts per the Company's records. The reversal of such liabilities will be recorded in the year ended December 31, 2002, upon the finalization of the bankruptcy proceedings and reflected as an extraordinary item from extinguishment of debt.

          Of the $5,151,000 pre-petition debt referred to above, the Company will make cash payments of $1,448,000 and issue shares of its common stock for an additional $1,959,000. The remaining balance of $1,744,000 will be expunged in accordance with the Plan agreement.

3.       DISCONTINUED OPERATIONS

         During the year ended December 31, 2000, the Company ceased operations in three subsidiary entities. One such entity, Private Label Group was sold in May 2000 as disclosed in Note 1 above. The other two subsidiaries were discontinued due to operating losses and inactivity.

         A summary of the combined operating results of discontinued operations for the year ended December 31, 2000 are as follows:

               Revenues                                    $          7,595,559
                                                              ==================
               Gross profit                                           2,024,802
               Operating income                                         297,947
               Interest expense                                         (80,606)
               Other expense                                           (124,428)
                                                              ------------------
               Income from discontinued operations         $             92,913
                                                              ==================


4.       INVENTORIES

         Inventories at December 31, 2001 consist of:

                                                                       Amount
                                                                   -------------
                                Raw materials                    $       167,534
                                Work-in-process                           15,871
                                Finished goods                            11,313
                                                                   -------------
                                                                 $       194,718
                                                                   =============

5.       RELATED PARTY TRANSACTIONS

         Amounts due from related parties consist of advances to officers in the amount of $18,098.

6.        PROPERTY AND EQUIPMENT

          During 2001, the Company, in conjunction with the aforementioned bankruptcy proceedings, sold all of its property and equipment for a total amount of $37,896. For the year ended December 31, 2001, the Company recorded a net gain on sale of assets of $8,256 in the accompanying financial statements.

          In addition, the Company recognized an impairment of assets of $125,583. The asset write-off relates to computer equipment and software under a capital lease obligation that the Company believed was in excess of its carrying value as compared to its fair value as determined in accordance with SFAS No. 121. Further, the Company under the bankruptcy code elected to reject this lease obligation which had a balance due of $200,000. Subsequently, the Company and the creditor reached an agreement whereby the Company will pay the creditor $10,000 in exchange for the forgiveness of the remaining balance due on the lease obligation. For the year ended December 31, 2001, the Company recognized a gain on extinguishment of debt in the amount of $190,000.

          For the year ended December 31, 2001 and 2000, the Company recorded depreciation expense of $22,054 and $51,880, respectively.

7.        INCOME TAXES

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

          The provision for income taxes for year ended December 31, 2001 and 2000 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                            2001          2000
                                                         -----------------------
           Income tax benefit computed at statutory rate $(337,000) $(1,892,000)
           Tax benefit not recognized                      337,000    1,892,000
                                                         -----------------------
           Provision for income taxes                    $       -  $         -

                                                         =======================

          The Company has net operating loss carry forwards for tax purposes of approximately $16,406,000 at December 31, 2001 expiring in the years 2010 to 2021. The resulting deferred tax asset of approximately $5,578,000 has been offset by a corresponding valuation allowance.

8.        STOCK OPTIONS AND WARRANTS

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


          The following table illustrates the Company's issuance of stock options and warrants and outstanding option and warrant balances during the last two years ended December 31, 2001 and 2000:


                                             Options                              Warrants
                                  ------------------------------        -----------------------------
                                                     Weighted                             Weighted
                                    Number           Average              Number          Average
                                       of            Exercise                of           Exercise
                                     Shares           Price               Shares           Price
                                  ------------     -------------        ------------    -------------
          Outstanding  at
          December 31, 1999         979,176           $1.83               4,035,668        $3.44
          Canceled                 (964,176)
                                  ------------     -------------        ------------    -------------
          Outstanding  at
          December 31, 2000 and
          2001                       15,000           $1.06               4,035,668        $3.44
                                  ============     =============        ============    =============


         The following table summarizes information pertaining to all outstanding warrants and which are exercisable as of December 31, 2001:

                                                                  Weighted
                                                                  Average
                  Exercise                                       Remaining               Weighted
                   Price                   Outstanding          Contractual              Average
                   Range                     Warrants               Life              Exercise Price
         ---------------------------    -------------------    ---------------     ---------------------
         $2.00 - $4.50                      2,680,500               1.50                  $4.35
         $0.90 - $3.00                      1,355,168               2.54                  $1.64
         ---------------------------    -------------------    ---------------     ---------------------
                                            4,035,668               1.82                  $3.44
                                        ===================    ===============     =====================


          The  Company  has  15,000  exercisable   options  outstanding  with  a
          remaining contractual life of 2.23 years at the weighted average exercise price of $1.06 per share.

9.        MAJOR CUSTOMERS

          The Company has two major customers, which represented approximately 35% and 25% of the Company's revenues for the years ended December 31, 2001 and 2000, respectively.

10.       LEGAL PROCEEDINGS

          During 2000, the Company was engaged in various legal proceedings with several of its trade creditors, which have subsequently been settled in conjunction with the Company's bankruptcy proceedings described in
          Note 3 above.

11.       SUBSEQUENT EVENTS

          On March 27, 2002, the Company signed a letter of intent to merge with an entity that manufacturers and distributes luxury evening apparel. The letter outlines general terms of an agreement that state the companies intention to enter into definitive merger negotiations in the near future, at a time not yet specified.