Form 10QSB
period 2002-03-31
AZUREL LTD
filed 2002-05-21
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from to
                                         ------------- ---------------

         Commission file number:    0-22809
                                   --------

                                   AZUREL LTD.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   Delaware                                       13-3842844
         -------------------------------                    --------------------
         State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization                       Identification No.)

                     23-F Commerce Road, Fairfield, NJ 07004
                     ---------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (973) 575-9500
                                 ---------------
                 (Issuer's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 14, 2002 was 6,931,697 shares.
Transitional Small Business Disclosure Format (check one)

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

                          AZUREL LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS
             CURRENT ASSETS:
                 Cash                                         $         259,652
                 Accounts receivable, net of allowance for
                    doubtful accounts of $15,000                         64,707
                 Inventory                                              201,497
                 Prepaid expenses and other current assets                1,203
                                                                 ---------------
                    TOTAL CURRENT ASSETS                                527,059

             OTHER ASSETS                                                 8,704
                                                                 ---------------
                                                              $         535,763
                                                                 ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

             CURRENT LIABILITIES:
                 Accounts payable                             $         327,472
                 Payroll Taxes payable                                  425,277
                 Reorganization liabilities - short term                187,837
                                                                 ---------------
                    TOTAL CURRENT LIABILITIES                           940,585
                                                                 ---------------
             LIABILITIES NOT SUBJECT TO COMPROMISE                       65,157
                                                                 ---------------
             REORGANIZATION LIABILITIES - LONG TERM                   1,289,660
                                                                 ---------------

             STOCKHOLDERS'  DEFICIENCY:
                 Preferred stock, $.001 par value, authorized
                    4,000,000 shares; issued and outstanding
                       1,001,500 shares                               2,237,587
                 Common stock, $.001 par value, authorized
                    24,000,000 shares, issued and outstanding
                       6,931,697 shares                                   6,932
                 Additional paid-in-capital                           8,998,963
                 Accumulated deficit                                (13,003,122)
                                                                 ---------------
                    TOTAL STOCKHOLDERS'  DEFICIENCY                  (1,759,640)
                                                                 ---------------
                                                              $         535,763
                                                                 ===============

                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                          -------------------------------------
                                                                                2002                2001
                                                                          -----------------   -----------------
     NET SALES                                                          $           12,837  $          347,322

     COST OF GOODS SOLD                                                              6,029             (21,432)
                                                                          -----------------   -----------------
     GROSS PROFIT (LOSS)                                                             6,808             368,754

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  136,750             433,258
                                                                          -----------------   -----------------
     LOSS FROM OPERATIONS                                                         (129,942)            (64,504)

     INTEREST EXPENSE                                                                           -      (44,587)

     OTHER INCOME (EXPENSE)                                                         60,775             (82,523)

     REORGANIZATION COSTS                                                          (11,267)                         -
                                                                          -----------------   -----------------
     NET LOSS BEFORE EXTRAORDINARY ITEM                                            (80,434)           (191,614)

     EXTRAORDINARY ITEM:
        Gain on extinguishment of debt                                           5,195,027                          -
                                                                          -----------------   -----------------
     NET INCOME (LOSS)                                                  $        5,114,593  $         (191,614)
                                                                          =================   =================
     BASIC INCOME (LOSS) PER COMMON SHARE:
        LOSS BEFORE EXTRAORDINARY ITEM                                  $            (0.01) $            (0.03)
        EXTRAORDINARY ITEM                                                            0.75           --
                                                                          -----------------   -----------------
     BASIC INCOME (LOSS) PER COMMON SHARE                               $             0.74  $            (0.03)
                                                                          =================   =================
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  6,931,697           6,211,797
                                                                          =================   =================


                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                      --------------------------------
                                                                                          2002              2001
                                                                                      --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $      5,114,593 $        (192,328)
                                                                                      --------------   ---------------

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Gain on extinguishment of debt                                                    (5,195,027)               --
       Depreciation                                                                              --            12,052
       Amortization                                                                              --           135,197
       Gain on disposal of fixed assets                                                          --            (8,818)
       Decrease in minority interest                                                             --              (357)

    Changes in assets and liabilities:
       Accounts receivable                                                                   29,077           263,019
       Inventories                                                                           (6,779)          410,599
       Prepaid expenses and other current assets                                              1,799            18,049
       Other assets                                                                              --            (5,831)
       Accounts payable and accrued expenses                                                291,588          (634,109)
       Taxes payable                                                                        (16,341)               --
       Liabilities not subject to compromise                                                (30,343)               --
                                                                                      --------------   ---------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  188,567            (2,527)
                                                                                      --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Disposal of property and equipment                                                        --            38,458
                                                                                      --------------   ---------------
       NET CASH PROVIDED BY  INVESTING ACTIVITIES                                                --            38,458
                                                                                      --------------   ---------------

       Effect of exchange rate                                                                   --               714
                                                                                      --------------   ---------------
NET INCREASE IN CASH                                                                        188,567            36,645

CASH, beginning of period                                                                    71,085            13,911
                                                                                      --------------   ---------------
CASH, end of period                                                                $        259,652 $          50,556
                                                                                      ==============   ===============


                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of March 31, 2002 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended March 31, 2002.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

         As discussed in Note 3 below, in February 2001 the Company filed for voluntary protection under Chapter 11 of the U.S. Federal Bankruptcy Code. The financial statements as of March 31, 2001 and for the three months then ended were not reviewed by the Company's independent accountants.

2.         BANKRUPTCY FILING AND GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. On February 2, 2001, the Company, due to substantial recurring losses and working capital deficiencies, voluntarily filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. Under such protection, a Plan of Reorganization (the "Plan") was formed to allow the Company to restructure its debt with various creditors. On February 13, 2002, the Plan was confirmed by the bankruptcy court, which became effective on February 27, 2002. As of March 31, 2002, the Company received approximately $280,000 from one of its secured creditors to fund the Plan. The creditor agreed to fund up to $300,000, in exchange for 10 shares of the Company's common stock for each dollar contributed to fund the Plan. On March 27, 2002, the Company signed a letter of intent to merge with an entity that manufactures and distributes luxury evening apparel, although there is no assurance that such a merger will be consummated. The Company is also considering raising additional funds through the sale of additional shares of its common stock. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.          EXRTAORDINARY ITEM

         In accordance with the confirmed Plan, creditors had the option to receive cash or common stock as settlement of their claims. For those creditors who elected to receive cash, the Company will pay 45% of the dollar amount owed. For creditors who elected to receive stock, the Company will issue one share of common stock for each dollar owed and, in addition, pay such creditors cash equal to 20% of their outstanding dollar amount. Settlement of these claims are payable over a defined period as disclosed in the Company's Form 10-KSB. At March 31, 2002, the total amount owed to such creditors was approximately $1,479,000.

         The Company had recorded pre-petition liabilities subject to compromise that were in excess of the submitted claim amounts. During March 2002, upon finalization of the claim agreements referred to above, the Company wrote off such excess liabilities in its financial statements and for the three months ended March 31, 2002, recorded a gain on extinguishment of debt of approximately $5,195,000. Such amount was treated as an extraordinary item in the Company's financial statements.

4.         STOCKHOLDERS' DEFICIENCY

         The Company adjusted its outstanding common stock by 20,000 to reflect shares issued to a certain individual in October 2000 that was not previously recorded in the Company's financial statements.


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

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2001.


FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets, and sells private label cosmetics and fragrances.

In February, 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11). Management plans were to restructure the Company and develop a viable business plan for its creditors, allowing Azurel to emerge from bankruptcy and operate as a solvent business. The accompanying financial statements include all adjustments required based on bankruptcy filing.

On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 4 years. The other is a 45% payout over 3 years. Each unsecured creditor that filed a claim was permitted to select either of the two options.

On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments, Inc. ("Romantic"), a manufacturer and distributor of high end evening apparel. The consideration of the merger of Azurel and Romantic shall be the issuance of an aggregate of 1,300,000 of Common Stock of Azurel to the owners of Romantic and 1,350 shares of convertible preferred stock, which convert to 6,700,000 shares of common stock. In addition, Azurel's investment banker will seek to raise approximately $300,000 by selling 1,000,000 shares of common stock. The funds are anticipated to be used for working capital. The merger is expected to be consummated by the end of the second quarter of 2002. Two of Romantic's executive officers are expected to be named Chief Executive Officer and President of the merged company. The merger is subject to shareholder approval of the Company, due diligence, and customary regulatory approval. The Company expects the merger to result in expansion into new retail markets.

As a result of the extinguishments of debt, the Company realized a gain of approximately $5,195,000. The gain reflects the difference between existing liabilities at the time of the filing for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in February 2001 and claims filed and ratified under the First Modified Plan in February 2002 .

Results of Operations

Total revenues for the three months ended March 31, 2002 (the "2002 Period") were $ 12,837 compared to $347,031 for the three months ended March 31, 2001 (the "2001 Period"). The $334,485 decrease is largely attributable to the following factors: 1. The 2001 Period contained one month of sales prior to filing for protection under Chapter 11 of the Federal Bankruptcy Law; 2. The 2001 Period contained substantial close-out sales, and 3. The Company was in the process of seeking additional distribution sources in the 2002 Period.

Cost of goods sold were $6,029 and ($21,432) for the 2002 Period and the 2001 Period, respectively. Cost of goods sold for the 2001 Period reflects an inventory reserve reduction for shortages of approximately $227,000 recorded at the time of the physical inventory. The gross profit as a percentage of revenue was 53.0% for the 2002 period as compared to 106.2% for the 2001 period. Excluding the aforementioned adjustment, the 2001 period gross profit would have been approximately $141,000 or 40.7%. The lower margins in the 2001 period, is the result of selling a higher percentage of closeout products.

Selling, general and administrative (S,G&A) expenses for the 2002 period and the 2001 period were $ 136,750 and $433,258 respectively. The $296,508 decrease (68.4%) is primarily a reflection of lower payroll and rent costs. The Company significantly downsized in February 2001 upon filing for protection under Chapter 11. Thus, the 2001 Period contained one month of significantly higher payroll costs. Furthermore, the Company moved into a lower cost facility toward the end of the 2001 Period, resulting in substantial rent savings in the 2002 Period.

Interest expense was $ 44,507 for the 2001 period and zero for the 2002 period. Interest obligations were frozen at the time of the bankruptcy filing in February 2001.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash of $259,652.

The Company has funded its operations to date primarily through a combination of debt and equity financing.

The Company anticipates funding its future operations primarily through the equity financing obtained through the merger with Romantic .

Cash provided by operating activities for the 2002 Period was $188,567 as compared to $6,006 provided by operating activities for the 2001 Period. An increase in accounts payable of $291,588 in the 2002 Period was more than sufficient to fund net losses of $80,434 before non-cash reorganization income. The unfavorable cash flow impact of net losses before non-cash expenses of $54,254 in the 2001 Period and a $567,012 decrease in accounts payable and accrued expenses were essentially offset by the favorable cash flow impact of a decrease in inventories, $392,015 and accounts receivable, $243,960.

Cash provided by investing activities amounted to $38,458 in the 2001 Period as compared to zero in the 2,002 period. In the 2001 Period, the Company disposed of many of its fixed assets as part of the downsizing of its operations.

PART II - OTHER INFORMATION



Item 5.  Other Information


In February 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11).





Item 3.           Item 6.  Exhibits and Reports on Form 8-K
                           --------------------------------
( a.)                      Exhibit              Description
                           -------              -----------
                           None

( b.)       Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       AZUREL LTD.




                                                  /s/ Edward Adamcik
                                                      --------------------------
                                                      Edward Adamcik
                                                      Vice President, Operations







         Dated : May 20, 2002