Form 10QSB
period 2002-06-30
AZUREL LTD
filed 2002-08-21
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

              23-F Commerce Road, Fairfield, NJ 07004
               (Address of principal executive office) (Zip Code)

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

                  Yes    X                                             No
                      -------                                             ------

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30, 2002 was 10,881,697 shares.
Transitional Small Business Disclosure Format (check one)

                  Yes                                                  No   X
                      ------                                              ------

                          AZUREL LTD. AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                        Number
                                                                      ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets                                              1
     Consolidated Statements of Operations                                    2
     Consolidated Statements of Cash Flows                                    3
     Notes to Financial Statements                                          4-6

Item 2 - Management's Discussion and Analysis or
         Plan of Operation                                                  7-9

PART II - OTHER INFORMATION

Item 5 - Other Information                                                 9-10


SIGNATURE                                                                    11

                                 AZUREL LTD. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET

                                        JUNE 30, 2002
                                         (UNAUDITED)


                                            ASSETS
CURRENT ASSETS:
     Cash                                                                             $            25,585
     Accounts receivable, net of allowance for
         doubtful accounts of $15,000                                                              73,779
     Inventories                                                                                  203,129
     Prepaid expenses and other current assets                                                     33,750
                                                                                         -----------------
         TOTAL CURRENT ASSETS                                                                     336,243

OTHER ASSETS                                                                                        8,704
                                                                                         -----------------


                                                                                      $           344,947
                                                                                         =================

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                                 $            75,488
     Taxes payable                                                                                425,245
     Reorganization liabilities - short term                                                      853,816
                                                                                         -----------------
         TOTAL CURRENT LIABILITIES                                                              1,412,049
                                                                                         -----------------

REORGANIZATION LIABILITIES - LONG TERM                                                            841,137
                                                                                         -----------------

STOCKHOLDERS'  DEFICIT:
     Preferred stock, $.001 par value, authorized 4,000,000 shares;
         issued and outstanding 1,001,500 shares                                                2,237,587
     Common stock, $.001 par value, authorized 24,000,000 shares,
         issued and outstanding 10,881,697 shares                                                  10,882
     Additional paid-in-capital                                                                 9,465,528
     Accumulated deficit                                                                      (13,564,736)
                                                                                         -----------------
         TOTAL STOCKHOLDERS'  DEFICIT                                                          (1,908,239)
                                                                                         -----------------

                                                                                      $           344,947
                                                                                         =================

                 See notes to consolidated financial statements.



                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months ended June 30,       Six Months ended June 30,
                                                               -------------------------------   --------------------------------
                                                                   2002             2001             2002              2001
                                                               --------------   --------------   --------------   ---------------
NET SALES                                                    $        22,604  $        29,174  $        35,441  $        376,496

COST OF GOODS SOLD                                                    12,168            3,939           18,197           (17,493)
                                                               --------------   --------------   --------------   ---------------

GROSS PROFIT (LOSS)                                                   10,436           25,235           17,244           393,989

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         125,548          129,134          262,298           562,392
                                                               --------------   --------------   --------------   ---------------
LOSS FROM OPERATIONS                                                (115,112)        (103,899)        (245,054)         (168,403)

INTEREST EXPENSE                                                           -           (5,250)               -           (49,837)

OTHER INCOME (EXPENSE)                                                     -                -           60,775           (82,523)

REORGANIZATION COSTS                                                  (1,048)               -          (12,315)                -
                                                               --------------   --------------   --------------   ---------------
NET LOSS BEFORE EXTRAORDINARY ITEM                                  (116,160)        (109,149)        (196,594)         (300,763)

EXTRAORDINARY ITEM:
    Gain on extinguishment of debt                                         -                -        5,195,027                 -
    Adjustment for settlement of debt relating to
       plan of reorganization                                       (445,454)               -         (445,454)                -

                                                               --------------   --------------   --------------   ---------------
NET INCOME (LOSS)                                            $      (561,614) $      (109,149) $     4,552,979  $       (300,763)
                                                               ==============   ==============   ==============   ===============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
    CONTINUING OPERATIONS                                    $         (0.01) $         (0.02) $         (0.02) $          (0.04)
    EXTRAORDINARY ITEM                                                 (0.05)               -             0.50                 -
                                                               --------------   --------------   --------------   ---------------
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE             $         (0.07) $         (0.02) $          0.48  $          (0.04)
                                                               ==============   ==============   ==============   ===============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         8,223,364        6,211,797        9,515,030         6,911,796
     BASIC AND DILUTED                                         ==============   ==============   ==============   ===============

                 See notes to consolidated financial statements

                          AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six months ended June 30,
                                                                                      -------------------------------
                                                                                          2002             2001
                                                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $      4,552,979 $       (300,763)
                                                                                      --------------   --------------

    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Gain on extinguishment of debt                                                    (5,195,027)               -
       Adjustment for settlement of debt relating to plan of reorganization                 445,454                -
       Depreciation                                                                               -           22,054
       Amortization                                                                               -          135,197
       Gain on disposal of fixed assets                                                           -           (8,818)
       Decrease in minority interest                                                              -             (357)
       Non-cash compensation                                                                 33,750                -

    Changes in assets and liabilities:
       Accounts receivable                                                                   20,005          417,994
       Inventories                                                                           (8,411)         408,192
       Prepaid expenses and other current assets                                              3,002            9,547
       Other assets                                                                               -           (5,831)
       Accounts payable and accrued expenses                                               (130,894)        (625,696)
       Taxes payable                                                                        (16,373)               -
       Liabilities not subject to compromise                                                (95,500)               -
                                                                                      --------------   --------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (391,015)          51,519
                                                                                      --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from sale of property and equipment                                               -           38,458
                                                                                      --------------   --------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Sale of common stock                                                                 345,515                -
                                                                                      --------------   --------------

NET (DECREASE) INCREASE IN CASH                                                             (45,500)          89,977

CASH, beginning of period                                                                    71,085           13,911
                                                                                      --------------   --------------

CASH, end of period                                                                $         25,585 $        103,888
                                                                                      ==============   ==============

                 See notes to consolidated financial statements.

                          AZUREL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2002

                                   (Unaudited)


1.      BASIS OF PRESENTATION
        ----------------------
        The accompanying consolidated financial statements as of June 30, 2002 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended June 30, 2002.

        The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

        As discussed in Note 2 below, the Company filed for voluntary protection under Chapter 11 of the U.S. Federal Bankruptcy Code. The financial statements as of June 30, 2001, and for the three and six months then ended, were not reviewed by the Company's independent accountants.

2.       BANKRUPTCY FILING AND GOING CONCERN
         ------------------------------------

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On February 2, 2001, the Company, due to substantial recurring losses and working capital deficiencies, voluntarily filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. Under such protection, a Plan of Reorganization ("the Plan") was formed to allow the Company to restructure its debt with various creditors. On February 13, 2002, the Plan was confirmed by the bankruptcy court, which became effective on February 27, 2002. As part of the Plan, the Company received approximately $300,000 from various investors in exchange for 3,000,000 shares of the Company's common stock. The Company received approximately $280,000 of these funds in the first quarter and the balance in the second quarter of 2002. The 3,000,000 shares (10 shares for each dollar contributed) were issued in May 2002. On March 27, 2002, the Company signed a letter of intent to merge with an entity that manufactures and distributes luxury evening apparel. On July 1, 2002, the merger agreement was signed, pending proxy approval by the Company's shareholders (See Note 6). The Company is also actively seeking to raise funds through the sale of additional shares of its common stock. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.      RECENT ACCOUNTING PRONOUNCEMENTS
        --------------------------------
        FASB 145
        ---------

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

        FASB 146
        --------

        In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

4.      EXTRAORDINARY ITEM
        -------------------
        In accordance with the confirmed Plan, creditors had the option to receive cash or common stock as settlement of their claims. For those creditors who elected to receive cash, the Company will pay 45% of the dollar amount owed. For creditors who elected to receive stock, the Company will issue one share of common stock for each dollar owed and, in addition, pay such creditors cash equal to 20% of their outstanding dollar amount. Settlement of these claims are payable over a defined period as disclosed in the Plan. At June 30, 2002, the total amount owed to such creditors was approximately $1,752,000.

        The Company had recorded pre-petition liabilities that were in excess of the submitted claim amounts. Upon finalization of the claim agreements referred to above, the Company wrote off such liabilities in its consolidated financial statements. Accordingly, for the six months ended June 30, 2002, the Company recorded a net gain on the extinguishment of pre-petition liabilities of approximately $4,750,000, respectively.

5.      STOCKHOLDERS' DEFICIT

         a. As referred to in Note 2 above, the Company issued an aggregate of 3,000,000 shares of its common stock totaling $300,000 to various investors as part of an agreement to fund the Company's Plan of Reorganization.

         b. In May 2002, the Company issued 150,000 shares of its common stock for non-cash compensation of $68,000 to an entity that provided management services through July 2002 and an additional 575,000 shares to settle a debt obligation to one of its prepetition creditors.


         c.    In May 2002,  the Company  sold 225,000 shares of it common
               stock to an individual at $.20 per share for   an  aggregate
               of $45,000.

         d. The Company adjusted its outstanding common stock by 20,000 in the first quarter of 2002 to reflect shares issued to a certain individual in October 2000 that was not previously recorded in the Company's consolidated financial statements.

6.       SUBSEQUENT EVENTS
         -----------------
         On July 1 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. (Romantic), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic will be dissolved and Flo Weinberg Inc. will become a newly formed, wholly-owned subsidiary of the Company. The merger is contingent upon registration of the aforementioned shares with the Securities Exchange Commission and Company shareholder approval, which is expected in the third quarter ending September 30, 2002.

         On July 26, 2002, the Company announced that its public warrants, due to expire on July 29, 2002, will be extended three years. The new expiration date is July 29, 2005.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. The company plans to adopt the disclosure requirements regarding critical accounting policies once the final rules are required to be adopted.

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
---------------------------------------------------------

Azurel, Ltd., hereinafter "Azurel" or "the Company", through its wholly-owned subsidiaries, markets, and sells private label cosmetics and fragrances.

In February, 2001, the Company filed for protection under the federal bankruptcy laws (Chapter 11). On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 4 years. The other is a 45% cash payout over 3 years. Each unsecured creditor that filed a claim was permitted to select either of the two options.

On July 1 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. ("Romantic"), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic will be dissolved and Flo Weinberg Inc. will become a newly formed, wholly owned subsidiary of the Company. The merger is contingent upon registration of the aforementioned shares with the Securities Exchange Commission and Company shareholder approval, which is expected in the third quarter ending September 30, 2002. In addition, Azurel's investment banker will seek to raise approximately $300,000 to fund working capital. The Company expects the merger to result in expansion into new retail markets.

As a result of the extinguishments of debt (see Note 4), the Company realized a net gain of approximately $4,750,000 for the six months ended June 30, 2002. The gain reflects the difference between existing liabilities at the time of the filing for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in February 2001 and claims filed and ratified under the First Modified Plan in February 2002 (see Note 2).

On July 26, 2002, the Company announced that its public warrants, due to expire on July 29, 2002, will be extended three years. The new expiration date is July 29, 2005.

Results of Operations
---------------------

Total revenues for the six and three months ended June 30, 2002 were $35,441 and $22,604 compared to $376,496 and $29,174 for the six and three months ended June 30, 2001. The $341,055 six month decrease is largely attributable to the following factors: 1) The 2001 Period contained one month of sales prior to filing for protection under Chapter 11 of the Federal Bankruptcy Law; 2) The 2001 Period contained substantial close-out sales, and 3) The Company was in the process of seeking additional distribution sources in the 2002 Period.

Cost of goods sold were $18,197 and $12,168 for the six and three months ended June 30, 2002, respectively, and $(17,493) and $3,939 for the respective periods ended June 30, 2001. Cost of goods sold for the six months ended June 30, 2001 reflects an inventory reserve reduction for shortages of approximately $227,000 recorded at the time of the physical inventory. The gross profit as a percentage of revenue was 48.7% and 46.2% for the six and three months ended June 30, 2002 as compared to 104.6% and 86.5% for the corresponding periods ended June 30, 2001. Excluding the aforementioned adjustment, the gross profit for the six months ended June 30, 2001 would have been approximately $167,000 or 44.4%. The lower margin percentage in 2001 is the result of selling a higher percentage of closeout products.

Selling, general and administrative (S,G&A) expenses for the six and three months ended June 30, 2002 were $262,298 and $125,548 and $562,392 and $129,134 for the six and three months ended June 30, 2001, respectively. The $300,094 decrease (53.6%) for the six month period is primarily a reflection of lower payroll and rent costs. The Company significantly downsized in February 2001 upon filing for protection under Chapter 11. Thus, 2001 contained one month of significantly higher payroll costs. Furthermore, the Company moved into a lower cost facility toward the end of the first quarter in 2001, resulting in substantial rent savings in 2002.

Interest expense was $ 49,837 and $5,250 for the six and three months ended June 30, 2001 and there was no interest for the corresponding 2002 periods. Interest obligations were frozen at the time of the bankruptcy filing in February 2001.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
        FASB 145
        --------
        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments, and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4 will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

        FASB 146
        --------
        In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.


Liquidity and Capital Resources
-------------------------------
The Company's primary source of liquidity is cash and accounts receivable of $25,585 and $73,779, respectively.

The Company has funded its operations to date primarily through a combination of debt and equity financing. The Company's net income of approximately $4,552,000 for the six months ended June 30, 2002, included an extraordinary net gain of approximately $4,750,000 related to the settlement of debt, consistent with the ratification of the First Modified Plan (see Note 2).

The Company anticipates funding its future operations primarily through the equity financing anticipated to be obtained through the merger with Romantic (see Notes 2 and 6). As part of the merger, approximately $750,000 of equity has been committed to provide funding for the Company's operations. Fragrance sales are expected to improve with the addition of approximately 300 new (Romantic) customers. Romantic sales representatives are currently presenting fragrance products at shows and are receiving favorable responses, with orders to follow. In addition, Romantic operations are being streamlined for greater efficiency and cost savings. Over $300,000 in costs have been eliminated. It is anticipated that the initial capital infusion, coupled with the aforementioned cost savings, will provide sufficient liquidity in both the short and long term.

Cash used by operating activities for the six months ended June 30, 2002 was $391,015 as compared to cash of $51,519 provided by operating activities for the corresponding 2001 Period. A decrease in accounts payable and accrued liabilities of $226,394 and operating losses before non-cash reorganization income of $196,594 were the primary uses of operating cash in 2002. The unfavorable cash flow impact of the decrease in accounts payable and accrued expenses $625,696 and net losses before non-cash expenses of $152,687 in 2001 were more than offset by the favorable impact of lower accounts receivable, $417,994, and inventory, $408,192. In 2002, the substantial decrease in accounts payable and other liabilities were the result of the extinguishments of debt which occurred upon ratification of the First Modified Plan (see Note 2). The decrease in accounts receivable was the result of lower current year sales coupled with collection of year-end receivables. The inventory decrease was the result of discontinued product lines in the current year. Furthermore, as of June 30, 2002, the Company had not yet received the inventory for new and existing products to be sold later in the year.

Cash provided by investing activities amounted to $38,458 for the six months ended June 30, 2001. In the 2001 period, the Company disposed of many of its fixed assets as part of the downsizing of its operations.

Cash flow from financing activities amounted to $345,515 for the six months ended June 30, 2002. In the 2002 period, the Company issued common stock as part of the Plan of Reorganization.

The Company does not plan to undertake any capital expenditures. Consistent with the Company's downsizing, outside contractors will be utilized to provide the necessary services such as product filling and product assembly.


PART II - OTHER INFORMATION



Item 5.  Other Information

         None





Item 3.           Item 6.  Exhibits and Reports on Form 8-K
                           --------------------------------
                  (a)      Exhibits
                                  Exhibit (99.1)

                  (b)        Reports on Form 8-K
                                  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         AZUREL LTD.




                                                /s/ Edward Adamcik
                                                  ------------------------------
                                                    Edward Adamcik
                                                    Vice President, Operations







         Dated : August 19, 2002