Form 10QSB
period 2002-09-30
AZUREL LTD
filed 2002-11-19
CIK 1000897

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended September 30, 2002

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                        -------------    ---------------

    Commission file number:    0-22809

                                    AZUREL LTD.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                              13-3842844
      ---------------------                                 --------------------
      State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization                          Identification No.)

                        23-F Commerce Road, Fairfield, NJ 07004
                   (Address of principal executive office) (Zip Code)

                                   (973) 575-9500
                    (Issuer's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 30, 2002 was 16,598,534 shares.
Transitional Small Business Disclosure Format (check one)
         Yes                                                   No    X
                      ------                                       ------

                        AZUREL LTD. AND SUBSIDIARIES

                                   INDEX


                                                                     Page
                                                                    Number
                                                                  ----------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Consolidated Balance Sheet                                        1
      Consolidated Statements of Operations                             2
      Consolidated Statements of Cash Flows                             3
      Notes to Consolidated Financial Statements                        4-7

Item 2 - Management's Discussion and Analysis                           7-10

Item 3 - Controls and Procedures                                        11

PART II - OTHER INFORMATION

Item 5 - Other Information                                              11

Item 6 - Exhibits and Reports on Form 8k                                11

SIGNATURE                                                               12

                             ITEM 1 FINANCIAL STATEMENTS

                             AZUREL LTD. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2002
                                      (UNAUDITED)


                                         ASSETS
  CURRENT ASSETS:
    Cash                                                     $           26,123
    Accounts receivable                                                  19,680
    Inventories                                                         236,739
    Prepaid expenses and other current asset                             25,450
                                                               ----------------
      TOTAL CURRENT ASSETS                                              307,992

   OTHER ASSETS                                                           8,704
                                                               ----------------

                                                             $          316,696
                                                               ================


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
     Accounts payable                                        $          221,602
     Taxes payable                                                      430,067
     Reorganization liabilities - short term                            368,894
                                                               ----------------
       TOTAL CURRENT LIABILITIES                                      1,020,563
                                                               ----------------

   REORGANIZATION LIABILITIES - LONG TERM                               680,564
                                                               ----------------

   STOCKHOLDERS'  DEFICIT:
     Preferred stock, $.001 par value, authorized 4,000,000 shares
     Common stock, $.001 par value, authorized 50,000,000 shares,
        issued and outstanding 16,598,534 shares                         16,599
     Additional paid-in-capital                                      12,364,157
     Accumulated deficit                                            (13,765,187)
                                                               ----------------

        TOTAL STOCKHOLDERS'  DEFICIT                                 (1,384,431)
                                                               ----------------
                                                             $          316,696
                                                               ================


                 See notes to consolidated financial statements.
                                        1

                           AZUREL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                               --------------------------------   -------------------------------
                                                                   2002            2001            2002            2001
                                                               -------------   -------------   -------------   -------------

    NET SALES                                                $       22,565  $       47,275  $       58,006  $      423,771

    COST OF GOODS SOLD                                               11,317         104,936          29,514          87,443
                                                               -------------   -------------   -------------   -------------

    GROSS PROFIT (LOSS)                                              11,248         (57,661)         28,492         336,328

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    184,435         107,427         446,733         669,819
                                                               -------------   -------------   -------------   -------------
    LOSS FROM OPERATIONS                                           (173,187)       (165,088)       (418,241)       (333,491)

    INTEREST EXPENSE                                                --              --              --              (49,837)

    OTHER INCOME (EXPENSE)                                           (6,000)          1,301          54,775         (81,222)

    REORGANIZATION COSTS                                            --              --              (12,315)        --
                                                               -------------   -------------   -------------   -------------

    LOSS BEFORE EXTRAORDINARY ITEM                                 (179,187)       (163,787)       (375,781)       (464,550)

    EXTRAORDINARY ITEMS:
       Gain (loss) on extinguishment of debt                        (21,263)        --            4,728,310         --

                                                               -------------   -------------   -------------   -------------
    NET INCOME (LOSS)                                        $     (200,450) $     (163,787) $    4,352,529  $     (464,550)
                                                               =============   =============   =============   =============

    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
       CONTINUING OPERATIONS                                 $        (0.01) $        (0.02) $        (0.03) $        (0.07)
       EXTRAORDINARY ITEM                                             (0.00)        --                 0.43         --
                                                               -------------   -------------   -------------   -------------
    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE         $        (0.01) $        (0.02) $         0.40  $        (0.07)
                                                               =============   =============   =============   =============

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   16,579,244       6,911,796      11,008,657       6,911,796
                                                               =============   =============   =============   =============


                 See notes to consolidated financial statements.

                      AZUREL LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                                      Nine Months Ended September 30,
                                                                                      --------------------------------
                                                                                           2002              2001
                                                                                      --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $      4,352,529   $      (464,550)
                                                                                      --------------   ---------------

    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Gain on extinguishment of debt                                                    (4,728,310)          --
       Depreciation                                                                          --                22,054
       Amortization                                                                          --               135,197
       Gain on disposal of fixed assets                                                      --                (8,818)
       Decrease in minority interest                                                         --                  (357)
       Non-cash compensation                                                                 67,500           --

    Changes in assets and liabilities:
       Accounts receivable                                                                   74,104           478,826
       Inventories                                                                          (42,021)          490,530
       Prepaid expenses and other current assets                                            (22,448)           13,247
       Other assets                                                                          --                (6,585)
       Accounts payable and accrued expenses                                                 15,220          (633,735)
       Taxes payable                                                                        (11,551)          --
       Liabilities not subject to compromise                                                (95,500)          --
                                                                                      --------------   ---------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (390,477)           25,809
                                                                                      --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Disposal of property and equipment                                                    --                39,212
                                                                                      --------------   ---------------


CASH FLOW FROM FINANCING ACTIVITIES:
       Decrease in bank loans                                                              --                 (13,656)
       Issuance of common stock per the Plan of Reorganization                              345,515          --
                                                                                      --------------   ---------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  345,515           (13,656)
                                                                                      --------------   ---------------

NET (DECREASE) INCREASE IN CASH                                                             (44,962)           51,365

CASH, beginning of period                                                                    71,085            15,796
                                                                                      --------------   ---------------

CASH, end of period                                                                $         26,123 $          67,161
                                                                                      ==============   ===============



                 See notes to consolidated financial statements.
                                        3

                          AZUREL LTD. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of September 30, 2002 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended September 30, 2002.

         The consolidated unaudited financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-KSB. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

         As discussed in Note 2 below, the Company filed for voluntary protection under Chapter 11 of the U.S. Federal Bankruptcy Code. On September 17, 2002, the bankruptcy court issued a final decree, thereby closing the bankruptcy case, resulting in the Company's emergence as a going concern. The financial statements as of September 30, 2001, and for the three and nine months then ended, were not reviewed by the Company's independent accountants.

2.       BANKRUPTCY FILING AND GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On February 2, 2001, the Company, due to substantial recurring losses and working capital deficiencies, voluntarily filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. Under such protection, a Plan of Reorganization ("the Plan") was formed to allow the Company to restructure its debt with various creditors. On February 13, 2002, the Plan was confirmed by the bankruptcy court, which became effective on February 27, 2002. As part of the Plan, the Company received approximately $300,000 from various investors in exchange for 3,000,000 shares of the Company's common stock. The Company received approximately $280,000 of these funds in the first quarter and the balance in the second quarter of 2002. The 3,000,000 shares (10 shares for each dollar contributed) were issued in May 2002. On March 27, 2002, the Company signed a letter of intent to merge with an entity that manufactures and distributes high-end women's sleepwear and daywear. On July 1, 2002, the merger agreement was signed, pending proxy approval by the Company's shareholders (See Note 6). On September 17, 2002, the United States Bankruptcy Court District of New Jersey issued a final decree closing the bankruptcy case, thereby removing the company from Chapter 11 proceedings. The Company is also actively seeking to raise funds through the sale of additional shares of its common stock. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         FASB 145

         On April 30, 2002, the FASB issues SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         FASB 146

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

4.       EXTRAORDINARY ITEM

         In accordance with the confirmed Plan, creditors had the option to receive cash or common stock as settlement of their claims. For those creditors who elected to receive cash, the Company will pay 45% of the dollar amount owed. For creditors who elected to receive stock, the Company will issue one share of common stock for each dollar owed and, in addition, pay such creditors cash equal to 20% of their outstanding dollar amount. Settlement of these claims are payable over a defined period as disclosed in the Plan. At September 30, 2002, the total amount owed to such creditors was approximately $1,049,000.

         The Company had recorded pre-petition liabilities that were in excess of the submitted claim amounts. Upon finalization of the claim agreements referred to above, the Company wrote off such liabilities in its financial statements. Accordingly, for the nine months ended September 30, 2002, the Company recorded a gain on the extinguishment of debt of approximately $4,728,000.

5.       STOCKHOLDERS' DEFICIT

          a. The Company adjusted its outstanding common stock by 20,000 in the first quarter of 2002 to reflect shares issued to a certain individual in October 2000 that was not previously recorded in the Company's financial statements.
          b. In May 2002, the Company sold 225,000 shares to an individual at $0.20 per share for an aggregate of $45,000. Additionally, The Company issued 150,000 shares of its stock for non-cash compensation of $68,000 to an entity that provided management services through July 2002.
          c. As referred to in Note 2 above, the Company issued an aggregate of 3,000,000 shares of its common stock totaling $300,000 to various investors as part of an agreement to fund the Company's Plan of Reorganization.
          d. As part of the Company's Plan of Reorganization, The Company issued the following shares of Common stock to its prepetition creditors in 2002: May, 575,000 shares; July 5,689,961 shares; August, 28,000 shares; and September, 30,995. Additionally, 33,619 shares were retired in August.
          e. In August 2002, The Company converted all of its preferred stock to 1,500 shares of common stock as part of the Company's Plan of Reorganization.

6.       SUBSEQUENT EVENTS

         On July 1, 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. (Romantic), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic is dissolved and Flo Weinberg Inc. would become a newly formed, wholly-owned subsidiary of the Company. The Company's shareholders approved the merger at the annual shareholders' meeting held on October 17, 2002. The merger was consummated effective November 1, 2002.
                                       6

         The shareholders also approved increasing the number of authorized shares of common stock to 50,000,000 at the annual meeting.

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

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

On July 1, 2002, the Company entered into a merger agreement to acquire all of the shares of Romantic Moments, Inc. ("Romantic"), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the

Company's common stock. As part of the merger agreement, Romantic would be dissolved and Flo Weinberg Inc. would become a newly formed, wholly-owned subsidiary of the Company. The merger is contingent upon shareholder approval, which was forthcoming at the annual shareholders meeting held on October 17, 2002. The merger was consummated effective November 1, 2002 (see Note 6 of the Notes to the consolidated financial statements). In addition, Azurel's investment banker will seek to raise approximately $300,000 to fund working capital. The Company expects the merger to result in expansion into new retail markets.

As a result of the extinguishments of debt, the Company realized a gain of approximately $4,728,000 for the nine months ended September 30, 2002 (see Note 4 of the Notes to the consolidated unaudited financial statements). The gain reflects the difference between existing liabilities at the time of the filing for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in February 2001 and claims filed and ratified under the First Modified Plan in February 2002 (see Note 2 of the Notes to the consolidated financial statements).

On July 26, 2002, the Company announced that its public warrants, due to expire on July 29, 2002, will be extended three years. The new expiration date is July 29, 2005.

Results of Operations

Total revenues for the three and nine months ended September 30, 2002 were $22,565 and $58,006 compared to $47,275 and $423,771 for the three and nine months ended September 30, 2001. The $365,765 nine month decrease is largely attributable to the following factors: 1) The 2001 Period contained one month of sales prior to filing for protection under Chapter 11 of the Federal Bankruptcy Law; 2) The 2001 Period contained substantial close-out sales, and 3) The Company was in the process of seeking additional distribution sources in the 2002 Period.

Cost of goods sold were $11,317 and $29,514 for the three and nine months ended September 30, 2002, respectively, and $104,936 and $87,443 for the respective periods ended September 30, 2001. Cost of goods sold for the nine months ended September 30, 2001 reflects a net inventory reserve reduction of approximately $141,000. During the quarter ended September 30, 2001, the company reduced its inventory by $86,000, in order to reflect the inventory's fair market value. The gross profit as a percentage of revenue was 49.9% and 49.1% for the three and nine months ended September 30, 2002 as compared to (122.0%) and (79.4% for the corresponding periods ended September 30, 2001. Excluding the aforementioned adjustment, the gross profit for the nine months ended September 30, 2001 would have been approximately $195,000 or 46.0%. The lower margin percentage in 2001 is the result of selling a higher percentage of closeout products.

Selling, general and administrative (S,G&A) expenses for the three and nine months ended September 30, 2002 were $184,435 and $446,733 compare to $107,427 and $669,819 for the three and nine months ended September 30, 2001, respectively. The $77,000 increase (72.0%) for the three month period is largely the result of merger-related expenditures (approximately $52,000). The $223,086 decrease (34.8%) for the nine month period is primarily a reflection of lower payroll and rent costs. The Company significantly downsized in February 2001 upon filing for protection under Chapter 11. Thus, 2001 contained one month of significantly higher payroll costs. Furthermore, the Company moved into a lower cost facility toward the end of the first quarter in 2001, resulting in substantial rent savings in 2002.

Interest expense was zero and $49,837 for the three and nine months ended September 30, 2001 and there was no interest for the corresponding 2002 periods. Interest obligations were frozen at the time of the bankruptcy filing in February 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         FASB 145

         On April 30, 2002, the FASB issues SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

         FASB 146

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash and inventory of $26,123 and $236,739, respectively.

The Company has funded its operations to date primarily through a combination of debt and equity financing. The Company recorded a loss before extraordinary items of approximately $376,000 for the nine months ended September 30, 2002, offset by extraordinary gain on extinguishments of debt of approximately $4,728,000 related to the settlement of debt, consistent with the ratification of the First Modified Plan (see Note 2).

The Company anticipates funding its future operations primarily through the equity financing obtained through the merger with Romantic (see Notes 2 and 6 of the Notes to the consolidated unaudited financial statements). As part of the merger, approximately $750,000 of equity has been committed to provide funding for the Company's operations. Fragrance sales are expected to improve with the addition of approximately 300 new (Romantic) customers. Romantic sales representatives are currently presenting fragrance products at shows and are receiving favorable responses, with orders to follow. In addition, Romantic operations are being streamlined for greater efficiency and cost savings. Over $300,000 in costs have been eliminated. It is anticipated that initial capital infusion, coupled with the aforementioned cost savings, will provide sufficient liquidity in both the short and long term.

Net cash used in operating activities for the nine months ended September 30, 2002 was $390,477, which was primarily related to the Company's loss before extraordinary item of $375,781.

Cash flow provided by financing activities amounted to $345,515 for the nine months ended September 30, 2002, resulting from the issuance of common stock as part of the Plan of Reorganization.

The Company does not plan to undertake any capital expenditures. Consistent with the Company's downsizing, outside contractors will be utilized to provide the necessary services such as product filling and product assembly.

ITEM 3 CONTROLS AND PROCEDURES

The Company's Vice President of Operations has evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Vice President of Operations has concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II - OTHER INFORMATION

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Reports on Form 8-K:
         Report on Form 8-K was filed on July 31, 2002.

(b)      Exhibits 99.1 and 99.2

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


                                                          AZUREL LTD.




                                                     /s/ Edward Adamcik

                                                     Edward Adamcik
                                                     Vice President, Operations




         Dated : November 19, 2002

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Azurel Ltd. and Subsidiaries (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Edward Edamcik, Vice President of Operations, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934;and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: November 19, 2002

                                           By: /s/ Edward Adamcik
                                               Edward Adamcik, VP of Operations



This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                   Exhibit 99.2

I, Edward Adamcik, certify that

1. I have reviewed this quarterly report on Form 10-Q of Azurel Ltd. and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                              By:  /s/Edward Adamcik
                                   Edward Adamcik, Vice President of Operations