Form 10KSB
period 2002-12-31
AZUREL LTD
filed 2003-05-21
CIK 1000897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2002

[Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of              to
                             ------------    --------------

Commission File No. 0-22809

                                   AZUREL LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      13-3842844
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (I.R.S Employer
    incorporation or organization)                     Identification No.)

                       23F Commerce Road
                        Fairfield N.J.                      07004
          ----------------------------------------        ----------
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

The issuer's net sales for the most recent fiscal year were $206,702.


The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on May 16, 2003 was approximately $6,306,527.48.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of May 16, 2003 there were 28,666,034 shares of Common Stock, per value $.001 per share outstanding.

Other than historical information, statements in this report may be deemed to be forward-looking statements within the meaning of the federal securities law. Actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors, including those set forth in this report. See "Forward-Looking Statements" in
Part II of this report.

Explanatory Note

The financial statements included in this Form 10 KSB have not been audited by the Company's independent auditors, nor any other independent accountants, using professional standard and procedures for conducting such audits as established by generally excepted auditing standards.

Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with such financial statements.

                                     PART I
ITEM 1. BUSINESS

GENERAL

         The Company, through its wholly-owned subsidiary manufactures, distributes, and assembles perfumes and color kit products under the Company's own brand names. In order to take advantage of the Company's product development expertise, the Company develops color cosmetic and fragrance lines, which it markets under brand names created internally. These products are sometimes referred to as "Branded Products". To date, the Company has developed two lines of Branded Products internally.
         In March 2000, the Company met with the NASDAQ Listing Qualifications Panel to respond to concerns raised by NASDAQ. On April 28, 2000, the Panel delisted the Company's securities for public interest concerns. The Company subsequently applied for and has been listed on the bulletin board.
         In May 2000, the Company sold its Private Label Group, which consisted of subsidiaries acquired in August 1996 from Michael J. Assante.
         On February 2, 2001, the Company filed a voluntary petition of bankruptcy under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark. All creditors were notified and all legal proceedings were terminated; however, these claims were settled as part of the First Modified Plan.
         On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 2 years. The other is a 45% cash payout over 5 years. Each unsecured creditor that filed a claim was permitted to select either of the two options.
         On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments Inc. ("Romantic"), a distributor of high-end evening garments. On July 1, 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. (Romantic), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic was dissolved and FloWeinberg Inc. became a newly-formed, wholly-owned subsidiary of the Company. The Company's shareholders approved the merger at the annual shareholders' meeting held on October 17, 2002. The merger was consummated effective November 1,2002.
         On July 26, 2002, the Company extended the expiration date on its pubic warrants from July 29, 2002 to July 29, 2005.

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

         In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc. (CBS). CBS provided outsourcing and distribution services such as: accounting, sales, marketing, warehousing, distribution, and other administrative and back offices services to cosmetic, fragrance, and accessory companies. These functions were absorbed by Azurel Sales and Distribution in the third quarter of 2000. The Company dissolved the Corporation (CBS) during the fourth quarter 2000 and subsequently discontinued the aforementioned service operations in February 2001.
         In October 1997, the Company began developing cosmetics, fragrances, and related products for sale under the HANG TEN trade name pursuant to a license agreement with the owner of the HANG TEN trade name (the "Licensor"). The HANG TEN trade name is a brand name used on men's outerwear, active wear, and a wide variety of other merchandise which has been marketed in print media in both the United States and internationally.
         The license agreement covered the period from January 1, 1999 until December 31, 2003. In January 2001, the licensor cancelled the license agreement due to the fact that the Company could not meet the minimum payments required in the agreement.
         In July 1998, the Company purchased all of the assets of Ben Rickert Inc. from Summit Bank. Ben Rickert Inc. was founded in 1970 by Ben Rickert and throughout the years became a leading manufacturer, distributor, and assembler of luxury bath and body products. With the purchase of Ben Rickert Inc. assets, the Company created a wholly-owned subsidiary and named it Ben Rickert Corp. (which was subsequently changed to Azurel Sales and Distribution), which manufactured, distributed, and assembled bath and body products and perfumes, sold mostly in gift sets. Azurel Sales and Distribution sells its products under its own brand names including Benandre and Privilege, and intends to reintroduce luxury bath and body products, which would be sold primarily to department stores and mass merchandisers such as, J.C Penny, Federated Department Stores, Marshall Field's, and AAFES (Military). The purchasers of Azurel Sales and Distribution products are primarily women between the ages of 12 and 65 years of age.
         Azurel Sales and Distribution believes that its products are differentiated from its competitors' products by three distinct factors: (i) aesthetics; (ii) price (value); and (iii) fragrance. Azurel Sales and Distribution's products compete effectively with its competition by creating handsomely designed quality products at reasonable prices, and its products have established the concept of "high gift value" as its core selling strategy.
         On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments Inc. ("Romantic"), a distributor of high-end evening garments. On July 1, 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. (Romantic), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic was dissolved and Flo Weinberg Inc. became a newly-formed, wholly-owned subsidiary of the Company. The Company's shareholders approved the merger at the annual shareholders' meeting held on October 17, 2002. The merger was consummated effective November 1,2002.
         The Romantic product line of high-end ladies robes and better daywear is carried by Bergdorf Goodman, Neiman Marcus, Jacobson's, Von Maur, Kassatly's, Gattle's and Livingstones of Beverly Hills, and in more than 162 specialty stores throughout the U.S.
         The Company also sells cosmetic kits, which are varieties of color cosmetic items packaged in containers and manufactured in Asia, which are custom made for retailers such as Marshall Field's and Bloomingdale's as well as cosmetic companies. This sector of the overall cosmetic market is growing rapidly and should continue to expand in the future.

Competition
         All aspects of the cosmetic and fragrance industry are subject to intense competition throughout the world. In all aspects of its business the Company will compete with numerous companies, many of which are better known in the industry and have established channels of distribution and substantially all of which have greater financial and other resource than the Company. These competitors include Estee Lauder, Revlon, Avon, Maybelline, Coty, and Dial.
         The Company believes that the primary elements of competition in the sale of Branded Fragrance Products are product awareness and consumer acceptance of the competing brands. Achieving market acceptance may require substantial marketing efforts and expenditure of significant funds. The Company markets its Branded Products to niche markets such as chain drug stores, discount stores, and mass merchandisers and develops Branded Products, which it believes will appeal to the customers of these retailers.
         In the intimate apparel market, the Company experiences intense competition from a large number of small and large fashion retailers. While the women's intimate apparel industry is highly competitive, the company believes that it has a unique opportunity to gain share and grow revenues in the luxury segment of the market.. Traditionally, the company has distributed its product through a limited number of high-end stores. In most cases, the company has established long-term relationships with quality stores in each market and has resisted the temptation to dilute the exclusivity it provides to its retail outlets resulting in superior customer service and loyal retailers.
Government Regulation
         Various laws and regulations relating to safe working conditions, and other employment matters, including the Occupational Safety and Health Act, are also applicable to the Company. The Company believes it is in substantial compliance with all material Federal, state and local laws and regulations regarding safe working conditions, and other employment matters.

Trademarks
         The Company has sixteen United States registered trademarks, Flo Weinberg (R), Scent Overnight (R), Scent 123(R) and Sports Extreme (R), U.S. - Privilege (R), Benandre(R), Bene(R), PP Parfums Privilege & Design (R), American Country Garden(R), Ben Rickert(R), Extreme Berry(R), Extreme Girl(R), Extreme Vanilla(R), Private Part(R), France - Privilege(R) and Japan - Ben Rickert(R).
         The right to use trademarks and trade names in connection with the sale of the Branded Products is material to the Company's business. In cases where the Company is the licensee of the trademark or trade name, the ownership of the trademark or trade name will be retained by the licensor. In such cases, the Company may be subject to material claims of infringement by third-parties and may or may not be indemnified by the licensor.
         The Company will be the owner of brand names developed by it and will seek to establish protection of names. There can be no assurance, however, that trademark rights would sufficiently protect the Company's right to use such names or that, if and when the Company files trademark applications for such names, such applications would be approved. Notwithstanding such ownership, third-parties may claim that such names infringe such third party's rights. Such claims may seek to require the Company to cease use of the names as well as pay monetary damages. At the time any such claim is brought, the Company may not have the financial resources to defend against such claim. The cessation of the use of any brand name used by the Company might have a material adverse effect on it.
There are no pending trademark applications at the current time.

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

Employees
         As of December 31, the Company employed 11 persons in the United States. The Company utilizes temporary help and independent contractors in order to perform its warehousing and administrative functions. The Company plans to hire a sales rep force after the confirmation of its plan of reorganization. This will increase the distribution of its Branded Products.

Seasonality and Backlog
         The cosmetic and fragrance business in general is subject to seasonal fluctuations, with net sales in the second half of the year generally higher than those in the first half as a result of increased demand by retailers in the United States in anticipation of and during the back-to-school, Thanksgiving, and Holiday seasons. The Company anticipates that the sales of Branded and Azurel Sales and Distribution Products will follow the general industry trend.

Chapter 11 Filing
         On February 2, 2001, the Company filed a voluntary petition of bankruptcy under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark. All creditors were notified and all legal proceedings were terminated; however, these claims were settled as part of the First Modified Plan.
         On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 2 years. The other is a 45% cash payout over 5 years. Each unsecured creditor that filed a claim was permitted to select either of the two options.


ITEM 2. PROPERTIES

         At December 31, 2000, the Company leased 2,400 square feet of space at 509 Madison Avenue, New York, New York, which was used as its executive office. The lease, which was to expire in April, 2001, provided for an annual base rent of $75,000, including utilities. In January 2001, the Company closed this office as part of an overall consolidation plan.

         At December 31, 2000, the Company leased a 55,000 square foot building in Fairfield, New Jersey, which was used as a packaging plant and as Azurel Sales and Distribution's executive office. Approximately 10,000 square feet was used for office space and 45,000 square feet housed its assembling, warehousing, and shipping operations.
         The lease was to expire in July 2004 and provided for annual rent of approximately $336,000. In January 2001, the Company defaulted on its rental payments and made arrangements with the landlord, which enabled it to remain until the middle of March 2001. At that time it moved to another facility in Fairfield New Jersey of approximately 4,500 square feet, with rental payments of approximately $18,000 annually.
         In March, 2002, after the confirmation of the Company's plan of reorganization, the Company relocated its offices and warehouse to another facility in Fairfield, New Jersey. The new facility is approximately 8,000 sq ft. and will afford the Company the opportunity to expand its operations to accommodate sales growth.
         FloWeinberg currently leases approximately 4,000 square feet of office space located at Sunset Industrial Park, 50 20th Street, Brooklyn, NY, pursuant to a lease beginning in 1999. The lease expires on June 30, 2004. The lease provides for escalations based on the percentage increase in the consumer price index. Rent is currently approximately $4,000 per month. FloWeinberg believes that its facilities are adequate for its current and future operations.

ITEM 3.  LEGAL PROCEEDINGS

         A former employee has brought suit against Romantic, claiming damages and unpaid wages of approximately $69,000. Management disagrees with this claim and asserts that approximately $24,000 was advanced to this former employee as a loan, which has not been repaid. Although a reserve for the entire amount has been established, Management vigorously defended against this claim and did not anticipate that the outcome of this matter would have a material adverse effect on the Company's financial condition or results of operations. In November, 2002, a countersuit against the employee was won and the company is owed $83,000 by the employee. A receivable has not been recorded by the company due to the fact that collectibility of this judgement cannot be reasonably assured.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote and approved at the annual shareholders' meeting held on October 17, 2002:

(i) The Merger Agreement;
(ii) Amendment to the Certificate of Incorporation, increasing the number of authorized common shares to 50,000,000;
(iii) Election of five (5) persons to the Board of Directors; and
(iv) The appointment of the Company's independent auditors for the ensuing fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK

         As of the date hereof, the Company has outstanding 28,666,034 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq Bulletin Board ("OTCBB") under the symbol "AZUR". The following table sets forth the high and low bid prices for the Common Stock as reported by on the OTCBB. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not present actual transitions.

                                   COMMON STOCK
FISCAL 2001                    HIGH             LOW

First Quarter                $ 0.15         $  0.09
Second Quarter                 0.21            0.11
Third Quarter                  0.29            0.16
Fourth   Quarter               0.39            0.18

FISCAL 2002

First Quarter                 $ 0.40        $  0.25
Second Quarter                  0.50           0.30
Third Quarter                   0.52           0.21
Fourth   Quarter                0.40           0.15

         On March 31, 2003, there were approximately 83 holders of record of the Company's 28,666,034 outstanding shares of Common Stock.

         On May 16, 2003, the last sale price of the Common Stock as reported on the Nasdaq Bulletin Board was $.22.

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

GENERAL
         Azurel, through its wholly-owned Ben Rickert subsidiary, manufactures, markets and sells private label cosmetics, fragrances and skincare products and also provides warehousing and other administrative services. Its wholly-subsidiary Flo Weinberg, manufactures, markets and sells high-end ladies robes and better daywear is carried by Bergdorf Goodman, Neiman Marcus, Jacobson's, Von Maur, Kassatly's Gattle's and Livingstones of Beverly Hills, and in more than 162 specialty stores throughout the U.S.
         In August 1996, Azurel acquired the stock of the Private Label Group, and in October 1996, Azurel acquired the assets of Scent Overnight. In October 1997, Azurel acquired the stock of Cambridge Business Services. In July 1998, Azurel's wholly-owned subsidiary, Azurel Sales and Distribution, acquired the assets of Ben Rickert Inc., a 28 year old cosmetic company, for $1.5 million.
         The Company established a sales and distribution facility in France in the First Quarter of 1999. In November 2000, the Company decided not to sell in the international market and closed its facility in France.
         During the second quarter of 2000, the Company sold the stock of the Private Label Group and, in the fourth quarter of 2000, dissolved Cambridge Business Services.
         On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments Inc. ("Romantic"), a distributor of high-end evening garments. On July 1, 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. (Romantic), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic would be dissolved and Flo Weinberg Inc. would become a newly-formed, wholly-owned subsidiary of the Company. The Company's shareholders approved the merger at the annual shareholders' meeting held on October 17, 2002. The merger was consummated effective November 1,2002.

         The following discussion and analysis should be read together with the financial statements and notes for Azurel included herein.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operation.


                                                                          YEAR ENDED DECEMBER 31,
                                                                2002                               2001
                                                      -------------------------          ------------------------
                                                        Amount            %                Amount            %
                                                      ---------        --------          ---------       --------
Sales....................................             $ 206,702           100.0%         $ 463,173          100.0%
Cost of goods sold.......................               164,289            79.5%           192,435           41.6%
Gross profit.............................                42,413            20.5%           270,738           58.4%
Selling, general and
administrative expenses..................               692,508           335.0%         1,281,375          276.7%

Operating (loss).........................              (650,095)         (314.5%)       (1,010,637)        (163.4%)
Interest expense.........................                 8,712             4.2%           (42,837)          (9.3%)
Other income (expense):
Reorganization expense...................                12,315             6.0%                -               -
Gain on sale of fixed assets.............                    -               -              72,673            15.7%
Other income.............................                31,253            15.1%           391,658             8.9%

Net loss.................................              (639,869)         (309.6%)         (767,962)         (165.8%)


YEAR ENDED DECEMBER 31, 2002 (THE "2002 PERIOD") AND YEAR ENDED
DECEMBER 31, 2001 (THE "2001 PERIOD").

         Net sales were $ 206,702 for the year ended December 31, 2002 and declined $ 256,471 or 55.4% when compared to the $463,173 of net sales in the 2001 Period. The sales decrease in the 2002 Period was primarily due to the downsizing of the Company subsequent to the Company's filing for protection under the Chapter 11 Federal bankruptcy laws in February 2001.
         Cost of goods sold for the 2002 Period was $164,289 or 79.5% of net sales, as compared to $192,435 or 41.6% of net sales for the 2001 Period. Cost of goods sold for the 2002 Period reflects an inventory reserve reduction for shortages of approximately $97,136 recorded at the time of the physical inventory, taken in the first quarter of 2002. The gross profit as a percentage of revenue was 20.5% for the 2002 period as compared to 58.5% for the 2001 Period. Excluding the aforementioned adjustment, the 2002 period gross profit would have been approximately $139,549 or 67.5%. The lower margin in the 2001 period is the result of a higher percentage of closeout products.

            Selling, general and administrative expenses for the 2002 Period were $692,508 or 335.0% of sales as compared to $1,281,375 or 276.7% of sales for the 2001 Period. The $588,867 decrease (46.0%) in SG&A expenses is primarily a reflection of lower payroll and rent costs. The Company significantly downsized operations in February, 2001 upon filing for protection under Chapter
11. Thus, the 2001 Period contained one month of significantly higher payroll costs. Furthermore, the Company moved into a lower cost facility toward the end of the first quarter in 2001, resulting in substantial rent savings in the 2002 Period.
         Interest expense was $8,712 for the 2002 Period, compared to $42,837 for the 2001 Period. Subsequent to filing Chapter 11 in February 2001, the Company was not required to record interest expense on its notes payable.
            In the 2002 Period, the Company realized a net extraordinary gain of $4,235,687 compared to an extraordinary gain of $190,000 in 2001. In the 2002 Period, the extraordinary gain resulted from the extinguishment of debt relating to the plan of reorganization, while the gain in the 2001 Period pertained to the early extinguishments of a capitalized lease.

LIQUIDITY AND CAPITAL RESOURCES
         From inception to date, Azurel's operations have been funded by a combination of debt and equity financings. Azurel completed its initial public offering of its securities in August 1997, whereby the Company issued 1,200,000 shares of common stock and 1,200,000 common stock warrants. The Company received approximately $5,538,000 from its initial public offering. In addition, prior to the Company's initial public offering, it sold 750,000 shares of Common Stock at $2.00 per share from February through July 1996 and in January and April of 1997 the Company secured additional debt financing in connection with the completion of private placements of $200,000 and $350,000 respectively, which were repaid upon the completion of the Company's initial public offering.
         On August 12, 1998 the Company solid shares of its Series A Convertible Preferred Stock receiving net proceeds of approximately $1,237,587.
         In April 1999 and May 1999, the Company sold an aggregate of 716,667 shares of its Common Stock at a price of $1.50 per share, for an aggregate sale price of $1,075,000, to several private investors, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Additionally, an aggregate of 179,167 warrants (one warrant for every four shares purchased) to purchase shares of the Company's Common Stock at an exercise price of $2.00 per share were issued to these investors. In December 1999, the Company sold an additional 100,000 shares of its common stock at a price of $1.00 per share in a private transaction pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
        In May 1999, the Company obtained $1,528,1467, secured by an 8%, 2-year promissory note and a majority of PLC common stock. In September 1999, the Company sold $800,000 of its Series C Convertible Preferred Stock.
        In May 2000, the Company sold its interest in the Private Label Group for an aggregate of $3,085,821 plus forgiveness of $600,000 of indebtedness to Michael Assante.
         During the last 9 months of the year 2000, the Company raised approximately $500,000 through the issuance of various unsecured notes at an interest rate of 8% per annum.
         In March 2001, the Company converted $350,000 of notes payable into 700,000 shares of its common stock, valued at $0.50 per share, to a private investor.
         In May 2002, Azurel issued 150,000 shares of its common stock for non-cash compensation of approximately $68,000 to an entity that provided management services

         In August 2002, Azurel converted all of its preferred stock to 1,500 shares of common stock as part of the Company's Plan of Reorganization (see Note 3 of the Notes to the consolidated financial statements).
         In November 2002, in conjunction with the merger agreement, Azurel issued 9,500,000 common shares to RM enterprises (see Note 3 of the Notes to consolidated audited financial statements). The acquired net assets are valued at November 1, 2002 as follows:

Inventories on hand (lower cost or market)                    $276,464
Net Book Value of Machinery & Equipment                         52,041
Estimated value of intangible assets:
   Patterns for robes/apparel                                   10,453
   Trademarks/Brand names                                       14,024
   Customer list                                                28,731

         Total Value                                          $381,713

Concurrently, the Company also issued 200,000 shares of restricted stock to an employee.
         In the 2002 Period, as part of the Company's Plan of Reorganization, Azurel issued 6,980,337 shares of its common stock to creditors, reducing short-term reorganization liabilities by approximately $800,000. Furthermore, as part of the Company's Plan of Reorganization , Azurel is obligated to issue an additional 456,444 shares, which is reflected as a further reduction of short term reorganization debt of approximately $100,000, with a corresponding equity entry to "Common shares to be issued for reorganization" (see Note 3 of the Notes to consolidated financial statements).
        Azurel issued 4,992,500 common shares to investors in the 2002 Period, receiving an aggregate of approximately $700,000.
        Cash used by operating activities for the 2002 Period was $21,414 as compared to cash of $19,278 provided by operations for the 2001 Period. A decrease in accounts payable and accrued liabilities of $527,561 and $47,236 respectively before non-cash reorganization income were the primary uses of cash in the 2002 Period. The substantial decrease in accounts payable and accrued liabilities was the result of the extinguishments of debt, which occurred upon the ratification of the First Modified Plan.

ITEM 8. FINANCIAL STATEMENTS
        See pages F-1 to F-19.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSON

NAME                      AGE               POSITION

Norman Grief               71               Director
Brian Bookmeier            44               Director
Steven Moskowitz           38               Director and CEO
Frank Lazauskas            42               Director
Jerome Schlanger           46               Director

OTHER SIGNIFICANT EMPLOYEES

NAME                      AGE               POSITION

Robert O'Grady             55               President
Michael Metter                              COO
Edward Adamcik             60               Vice-President, Operations


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

STEVEN MOSKOWITZ, appointed director and CEO in October 2002, has been a successful leader in business and has helped major corporations in the development of sales and marketing operations. Over the last five years, Mr. Moskowitz has served as Vice President of Marketing and Licensing for H.W. Carters & Sons, N.Y.C. Mr. Moskowitz obtained his degree in 1986 from Tuoro College.

FRANK LAZAUSKAS was appointed director in October 2002. With over twenty years experience as a Domino's franchisee, Mr. Lazauskas has won many national awards and has been an advisor to the founder of Domino's, Mr. Frank Monahan. Currently Mr. Lazauskas owns and operates eleven stores in the New Jersey/Pennsylvania/Connecticut markets. Mr. Lazauskas holds a degree in math and psychology from Central Connecticut State University, which he obtained in 1982.

JEROME SCHLANGER had been employed by Romantic Moments since 1999 as its Vice President of Operations, where his focus has been on domestic manufacturing, handling and costing, production and on time delivery. From 1995 to 1999, Mr. Schlanger was Vice President of Business Development at Nema Consulting where he was responsible for ascertaining the requirements of business operations and ensuring that the proper systems were adopted. Mr. Schlanger graduated from Villanova University in 1976.

ROBERT O'GRADY was appointed President of the Company in February 2003. Mr. O'Grady has over thirty years of experience in consumer products manufacturing and the health and beauty aid markets. In addition to positions with International Paper Company and Nabisco Brands, Mr. O'Grady served as Vice President - Finance/COO for Cosrich Group Inc. from 1998 to 2003. Mr. O'Grady is a 1969 of St. Vincent College with a degree in Accounting/Finance.

MICHAEL METTER was appointed President of the Company in October 2002, a position he held until the appointment of Mr. O'Grady in February 2003. Mr. Metter is currently functioning as the COO for the Company.

EDWARD ADAMCIK joined the Company in September 1998. Mr. Adamcik worked as Vice-President for various companies from 1992 to 1998. From 1987 to 1992, Mr. Adamcik was Chief Financial Officer and Vice-President of Operations for Parlux Fragrances Inc. Mr. Adamcik served as Controller of Onyx Chemical from 1976 to 1986 and for ten years prior, Mr. Adamcik was Controller of Faberge Inc.

MEETING OF THE BOARD OF DIRECTORS

The Company's Board of Directors met in August 2002.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2002. There was one person whose compensation in 2002 exceeded $100,000 per annum.

NAME AND                                                 RESTRICTED
PRINCIPAL                                                STOCK      OPTIONS   ALL OTHER
POSITION                YEAR      SALARY       BONUS     AWARDS     SARS      COMPENSATION
--------                ----      ------       -----     ------     ----      ------------
Edward Adamcik          2002     $104,000               $64,000(1)
Vice-President,
Operations

(1) Represents 200,000 shares issued on November 1, 2002, valued at the closing market price of $0.32.

OPTIONS TO NAMED EXECUTIVE OFFICER

There were no options granted to any of the executive officers named in the Summary Compensation Table above.

EMPLOYEE AGREEMENTS

As of December 31, 2002, there were no employment agreements.

STOCK OPTION PLAN

         In March 1997 the Board of Directors adopted, and the stockholders subsequently approved the Company's 1997 Stock Option Plan (the "1997 Plan"). In December 1998, the 1997 Plan was amended whereby the number of options to acquire common stock, which may be granted was increased from 750,000 to 1,750,000. The 1997 Plan provides for grants to officers and other employees of the Company, non-employee directors, consultants and advisors and other persons who may perform significant services on behalf of the Company and will be administers by the Board of Directors, or a committee (the "Committee") of two or more directors, each of whom is a "Non-Employee Director: within the meaning of Rule 16b-3 under the Exchange Act. Pursuant to the 1997 Plan, options to acquire an aggregate of 1,750,000 shares of Common Stock may be granted subject to adjustments as provided in the 1997 Plan.

         The 1997 Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986 (the "Code"), as amended, as well as non-qualified stock options ("NQSOs"). Only "employees" (within the meaning of Section 3401c of the Code) of the Company shall be eligible for the grant of Incentive Stock Options. The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the then outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price shall be at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of each NQSO is determined by the Committee, but shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Notwithstanding the foregoing, the exercise price of any option granted on or after the effective date of the registration of any class of equity security of the Company pursuant to Section 12 of the Exchange Act, and prior to size months after the termination of such registration, may be no less than 100% of the fair option agreement, when the term of the option subject to such agreement expires and the date when it becomes exercisable, but in no event will an option granted under the 1997 Plan be exercisable after the expiration of ten years from the date it is granted. Options may not be transferred during the lifetime of an option holder and are exercisable during the optionee's lifetime only by the optionee or by his or her guardian or legal representative. The 1997 Plan shall terminate automatically as of the close of business on the day preceding the 10th anniversary date of its adoption, unless subject to earlier termination, as defined.
         To the extent fair market value of the Common Stock with respect to which ISO's granted hereunder are exercisable for the first time by an optionee in any calendar year exceeds $100,000, such options granted shall be treated as NQSO's to the extent required by Section 422 of the Code.
         If the outstanding shares of Common Stock are changed by reason of an adjustment to the capitalization of the Company or as a result of a merger or consolidation, an appropriate adjustment shall be made by the Board or Committee in the number, kind and price of shares, as to which options may be granted and exercised.
         Subject to the provisions of the 1997 Plan, the Board of Directors or the Committee has the authority to determine the individuals to whom stock options are to be granted, the number of shares to be covered by each option, the exercise price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for payment of the option price and all other terms and provisions of such options (which need not be identical). Payments by holders of options, upon exercise of an option, may be made (as determined by the Board or the Committee) in cash or such other form of payment as may be permitted under the 1997 Plan, including without limitation, by promissory note or by delivery of shares of Common Stock.

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

NAME AND ADDRESS                    NUMBER OF SHARES               PERCENTAGE OF
OF BENEFICIAL OWNER                 BENEFICIALLY OWNED (1)         COMMON STOCK
-------------------                 ----------------------         ------------

Norman Grief                                     -0-                      0.0%
Brian Bookmeier                                  -0-                      0.0%
Steven Moskowitz (2)                      9,650,000                      36.6%
Frank Lazauskas                                  -0-                      0.0%
Jerome Schlanger                                 -0-                      0.0%
Damon Testaverde                          3,376,667                      12.9%
International Smart Source                1,682,844                       6.4%
H.T. Ardinger & Son(3)                    3,345,000                      12.4%
Fred Kassner Trust B                      1,114,000                       4.3%
RM Enterprises International              9,650,000                      36.6%
All officers and Directors
 as a group (5 persons)                   9,650,000                      36.6%


(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.
(2) Includes 150,000 shares granted to RM Enterprises, representing non-cash compensation referenced in a management agreement that provided for management services in 2002. Mr. Moskowitz disclaims beneficial of all such shares of common stock.
(3) Includes 800,000 shares of Series C Preferred Stock, which shares are convertible into shares of common stock within the next sixty (60) days.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In October 1997, the Company acquired all of the outstanding capital stock of Cambridge Business Services, Inc., of which Frank DeSimone, the Company's Executive Vice President, owned 50 percent, for a purchase price of $212,000, of which $95,000 was paid in October 1997 and the balance was paid in February 1998.
         On September 30, 1999, Mr. Semhon agreed to covert $100,000 of debt owned to him by the Company into shares of the Company's Series C Convertible Preferred Stock.
         In May 2000, the Company sold its interest in the Private Label Group, Inc., a majority-owned subsidiary, to Michael J. Assante for an aggregate purchase price of $3,085,821, plus forgiveness of $600,000 of indebtedness owned to Mr. Assante in connection with the Company's purchase of the Private Label Group from Mr. Assante in August 1996.
         Except as disclosed above and pursuant to certain loan transactions with officers, all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. All future transactions between the Company and its officers, directors of 5% stockholders, and their affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B).

         Report on Form 8K was filed on July 31, 2002 Report on From 8K was filed on May 15, 2003

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    AZUREL LTD.


Steven Moskowitz                                    BY:/S/ STEVEN MOSKOWITZ
                                                       ----------------------
                                                       Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the date indicated.

SIGNATURE                             TITLE                        DATE

/S/ STEVEN MOSKOWITZ                Director and                 April 14, 2003
--------------------                Chief Executive Officer
Steven Moskowitz


/S/ NORMAN GRIEF                    Director
--------------------
Norman Grief


/S/ FRANK LAZAUSKAS                 Director
--------------------
Frank Lazauskas


/S/ JEROME SCHLANGER                Director
--------------------
Jerome Schlanger

                          AZUREL LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                         Number
                                                                       ---------

INDEPENDENT AUDITOR'S REPORT                                               F - 1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                           F - 2

      Consolidated Statements of Operations                                F - 3

      Statement of Stockholders' Equity                                    F - 4

      Consolidated Statements of Cash Flows                            F - 5 - 6

      Notes to Financial Statements                                  F - 20 - 28





                          AZUREL LTD. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31,2002


                                     ASSETS
CURRENT ASSETS:
   Cash                                                             $     23,849
   Accounts receivable, net of allowance for
       doubtful accounts                                                  25,111
   Inventories                                                           487,800
   Other receivable Spongetech                                            89,657
   Prepaid expenses and other current assets                              28,397
                                                                    ------------
       TOTAL CURRENT ASSETS                                              654,814

FIXED ASSETS:
   Equipment (net)                                                        48,588

OTHER ASSETS:
   Deposits                                                               19,430
   Intangibles                                                            82,438
                                                                    ------------
                                                                    $    101,868
INVESTMENT IN SUBSIDIARIES                                               381,713
                                                                    $  1,186,983
                                                                    ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES SUBJECT TO COMPROMISE:
   Accounts payable                                                 $    476,530
   Notes payable                                                         153,736
   Capital leases                                                         28,755
    Accrued expenses                                                     111,671
   Reorganization Liabilities-ST                                         304,744
   Taxes payable                                                         520,888
                                                                    ------------
       TOTAL CURRENT LIABILITIES                                       1,596,324
                                                                    ------------

LIABILITIES NOT SUBJECT TO COMPROMISE                                          0
                                                                    ------------

REORGANIZATION LIABILITIES - LT                                          680,564

STOCKHOLDERS'  DEFICIT:
   Preferred stock, $.001 par value, authorized 4,000,000 shares;
       issued and outstanding 1,001,500 shares
   Common stock, $.001 par value, authorized 50,000,000 shares,
       issued and outstanding 28,666,034 shares                          278,666
   Additional paid-in-capital                                         13,980,353
   Accumulated deficit                                               (15,348,924)
                                                                    ------------
       TOTAL STOCKHOLDERS'  DEFICIT                                   (1,089,905)
                                                                    ------------

                                                                    $  1,186,983
                                                                    ============

                 See notes to consolidated financial statements.








                          AZUREL LTD. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                   2002                 2001
                                                            -----------------    -----------------

NET SALES                                                     $    206,702    $    463,173

COST OF GOODS SOLD                                                 164,289         192,435
                                                              ------------    ------------

GROSS PROFIT (LOSS)                                                 42,413         270,738

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       692,508       1,281,375
                                                              ------------    ------------

LOSS FROM OPERATIONS                                              (650,095)     (1,010,637)

INTEREST EXPENSE                                                    (8,712)        (42,837)

GAIN ON SALE OF FIXED ASSETS                                             0        8,256.00

OTHER INCOME (EXPENSE)                                              31,253         (41,202)

REORGANIZATION COSTS                                               (12,315)     (95,500.00)

                                                              ------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                                (639,869)     (1,181,920)

EXTRAORDINARY ITEM:
   Gain on early extinguishment of debt                          5,173,764         190,000
   Adjustment to settlement of debt relating plan of reorg        (445,454)
                                                              ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                              4,088,441        (991,920)

INCOME FROM DISCONTINUED OPERATIONS                                      0

                                                              ------------    ------------
NET( LOSS) / GAIN                                             $  4,088,441    $   (991,920)
                                                              ============    ============

BASIC (LOSS) EARNINGS PER COMMON SHARE:
   LOSS BEFORE EXTRAORDINARY ITEM                             $      (0.04)   $      (0.17)
   EXTRAORDINARY ITEM                                                 0.36            0.03
                                                              ------------    ------------
   CONTINUING OPERATIONS                                              0.28           (0.14)
   DISCONTINUED OPERATIONS                                            --              0.00
                                                              ------------    ------------
BASIC( LOSS) / GAIN PER COMMON SHARE                          $       0.28    $      (0.14)
                                                              ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                             14,367,376       6,911,796
                                                              ============    ============










                 See notes to consolidated financial statements.


                                      F - 3






                          AZUREL LTD. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
           FOR THE PERIODS ENDED DECEMBER 31,2002 AND DECEMBER 31,2001



                                       Preferred Stock                    Common Stock           Additional
                                 --------------------------      ---------------------------      Paid-in     Accumulated
                                    Shares        Amount            Shares           Amount       Capital       Deficit
                                    ------        ------            ------           ------       -------       -------


Balance at January 1, 2002        1,001,500    $  2,237,587       6,911,796    $      6,912    $  8,998,983   $(18,117,717)
   Conversion of shares
       to common                 (1,001,500)     (2,237,587)          1,500               1       2,237,586
   Sale of common stock                --              --         4,767,302           4,768         622,772
   Net (loss) / gain                   --              --              --              --              --        4,088,441
   Bankruptacy creditors
      stock payments                   --              --         7,115,337           7,115         822,143            --
                                 ----------    ------------    ------------    ------------    ------------   ------------
   Purchase of Flo Weinberg                                       9,500,000           9,500         381,713
   Isue Restricted Stock                                            350,000             350          67,150
   Adjustments                                                           99            --              --
   Vendor Payments in Stock                                          20,000              20             (20)
   Flo Weinberg stock                                                               250,000         850,026      (1,319,648)


Balance at
  December 31, 2002                       0    $          0      28,666,034    $    278,666   $ 13,980,353     $(15,348,924)




   Net loss                            --              --              --              --              --             --
   Change in translation
     adjustment                        --              --              --              --              --             --
                                 ----------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2002              0    $          0      28,666,034    $    278,666    $ 13,980,353   $(15,348,924)
                                 ==========    ============    ============    ============    ============   ============








                                    Other
                                Comprehensive                   Comprehensive
                                    Loss              Total        Loss


Balance at January 1, 2002       $        0    $ (6,874,235)
   Conversion of shares
       to common                                          0
   Sale of common stock                  --         627,540
   Net (loss) / gain                     --       4,088,441    $
   Bankruptacy creditors
      stock payments                      0         829,258
                                 ----------    ------------    -------------
   Purchase of Flo Weinberg                         391,213
   Isue Restricted Stock                             67,500
   Adjustments                                            0
   Vendor Payments in Stock                               0
   Flo Weinberg stock                              (219,622)


Balance at
  December 31, 2002              $         0   $ (1,089,905)   $       --
                                 ============  ============    =============




   Net loss                               0    $
   Change in translation
     adjustment
                               ------------    ------------    ------------

Balance at December 31, 2002     $      --     $ (1,089,905)   $          0
                               ============    ============    ============





                        See notes to financial statements



                                      F - 4







                           AZUREL LTD. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEARS ENDED DECEMBER 31,
                                                                             ---------------------------
                                                                                   2002            2001
                                                                             -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net(loss) / GAIN                                                           $ 4,088,441    $  (991,920)
                                                                               -----------    -----------

    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Gain on extinguishment of debt                                          (5,173,764)
        Adjustment for settlement of debt relating to plan of reorganization       445,454
        Depreciation                                                                 3,452         22,054
        Amortization                                                                     0        118,439
        (Gain) loss on disposal of fixed assets                                          0         (8,256)
        Write-down of impaired asset                                                     0        125,583
        Gain on early extinguishment of debt                                             0       (190,000)
        Reduction of accrued expenses                                              (47,236)        21,500
        Reduction of non-cash interest expense                                        --           (7,000)
        Provision for discontinued operations                                         --             --
        Decrease in minority interest                                                 --             (357)
        Income from discontinued operations                                           --             --
        Non-cash compensation                                                       67,500
    Changes in assets and liabilities:
        Accounts receivable                                                         68,673        504,714
        Inventories                                                               (293,082)       490,801
        Prepaid expenses and other current assets                                   25,395         (3,002)
        Due from related parties                                                         0        150,000
        Other assets                                                               231,409         (8,703)
        Accounts payable other liabilities                                        (527,561)      (196,042)
        Net assets of discontinued operations                                            0         (8,533)
                                                                               -----------    -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (1,111,319)        19,278
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of property and equipment                                            --                0
        Disposal of property and equipment                                               0         37,896
                                                                               -----------    -----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              0         37,896
                                                                               -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:

        Decrease in revolving line of credit                                          --                0
        Proceeds from borrowings on notes                                             --                0
        Payment of long term debt                                                     --                0
        Proceeds from sale of  common stock per plan of reorganization           1,089,905              0
                                                                               -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,089,905              0
                                                                               -----------    -----------

        Effect of exchange rate on cash                                               --                0

NET INCREASE IN CASH                                                               (21,414)        57,174

CASH, beginning of year                                                             71,085         13,911
                                                                               -----------    -----------

CASH, end of year                                                              $    23,849    $    71,085
                                                                               ===========    ===========

                 See notes to consolidated financial statements.







                           AZUREL LTD. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                   YEARS ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                      2001       2000
                                                                 ---------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

           Cash paid for interest                                     $    --    $    --
                                                                      ========   ========

           Cash paid for income taxes                                 $   --     $      0
                                                                      ========   ========

           Notes received in connection with sale of subsidiary       $   --     $      0
                                                                      ========   ========

           Conversion of notes to common stock                        $   --     $      0
                                                                      ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:

           Reduction in capital lease obligations                     $          $200,000
                                                                      ========   ========



                 See notes to consolidated financial statements.


                                      F - 6


                          AZUREL LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   ORGANIZATION AND SIGNIFICANT EVENTS

     Azurel Ltd. ("Azurel") was incorporated in Delaware on June 26, 1995. In July 1996, the Company formed a subsidiary, Scent 123, Inc. and subsequently acquired the assets of Scent Overnight, Inc., an overnight delivery service of men's cologne and women's fragrances. There was a significant operational addition as of November 1, 2002 with the acquisition of Flo Weinberg.

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

     On February 2, 2001, the Company filed a voluntary petition and order for relief under Chapter 11 of the US bankruptcy code. The court confirmed the Company's First Modified Plan of Reorganization (the "Plan") on February 13, 2002. Accordingly, the Effective Date of the Plan was February 23, 2002.

On February 13, 2002, subsequent to the ratification of the First Modified Plan, the Order of Confirmation was issued by the Bankruptcy Court, and became effective February 27, 2002. The Plan provided two options to the unsecured creditors: One is a combination of one share of stock for each dollar of liability plus a 20% cash payout over 2 years. The other is a 45% cash payout over 5 years. Each unsecured creditor that filed a claim was permitted to select either of the two options.

 On March 27, 2002, the Company signed a letter of intent to merge with Romantic Moments Inc. ("Romantic"), a distributor of high-end evening garments. On July 1, 2002, the Company entered into a merger agreement to acquire all the shares of Romantic Moments, Inc. (Romantic), a wholly owned subsidiary of RM Enterprises International, Ltd., in exchange for 9,500,000 shares of the Company's common stock. As part of the merger agreement, Romantic was dissolved and FloWeinberg Inc. became a newly-formed, wholly-owned subsidiary of the Company. The Company's shareholders approved the merger at the annual shareholders' meeting held on October 17, 2002. The merger was consummated effective November 1,2002.

On July 26, 2002, the Company extended the expiration date on its pubic warrants from July 29, 2002 to July 29, 2005.

Hereinafter all of the above entities are collectively referred to as the "Company".

2. SIGNIFICANT ACCOUNTING POLICIES

   a. GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of approximately $992,000 and $5,564,000 for the years ended December 31, 2001 and 2000. On February 2, 2001, the Company filed a voluntary petition and order for relief under Chapter 11 of the US bankruptcy code. The Company emerged from Chapter 11 bankruptcy on February 23, 2002 and to date has received $266,000 from one of its secured creditors to fund the bankruptcy plan. Such creditor has agreed to fund up to $300,000. On March 27, 2002, the Company signed a letter of intent to merge with an entity that manufactures and distributes luxury evening apparel, although there is no assurance that such a merger will be consummated. The Company is also considering raising additional funds through the sale of additional shares of its common stock. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

   e. ACCOUNTS RECEIVABLE - Accounts receivable is presented net of allowance for doubtful accounts. The company estimates the allowance for doubtful accounts based upon a review of outstanding receivables and historical collection information by customer. Normally accounts receivable are due within 30 days after the date of the invoice. Receivables more than 90 days old are considered past due. Accounts receivable are written off when they are determined to be uncollectible.

   f. FACTOR - The Company has a factoring agreement with Westgate Financial whereby all accounts receivable are sold to the factor on a pre-approved non-recourse basis, except for chargebacks and customer claims. Factoring commissions are charged at 1.25% of factored sales with a minimum charge to the Company of $15,000 per annum.

   g. INVENTORIES - Inventories are recorded at the lower of cost or market. Cost is determined using the FIFO method.

   h. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated by the straight-line method ove the lesser of the term of the related lease or the useful lives of the improvements. Repairs and maintenance are charged to expenses when incurred and renewals and betterments are capitalized.

   i. STOCK BASED COMPENSATION - The Company follows the accounting treatment prescribed by Accounting Principles Board Opinion No.25 ("Accounting for Stock Issues to Employees") when accounting for stock-based compensation granted to employees and directors. It provides the required pro forma disclosures as if the fair value method under Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock Based Compensation" was adopted. Any stock-based compensation awards to non-employees are accounted for using the provisions of SFAS No. 123.

   j. NET INCOME (LOSS) PER SHARE - Net Income (Loss) Per Share is based on the weighted average number of common shares outstanding during each period. Potential common shares are included in the computation of diluted per share amounts during each period that income is reported. In periods that the Company reports a loss, potential common shares are not included in the diluted earnings per share calculation since the inclusion of those shares in the calculation would be anti-dilutive.

   k. INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

   l. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   m. ACCOUNTING FOR LONG-LIVED ASSETS - Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Accordingly, the Company wrote-off long-lived assets it believes were impaired at December 31, 2001 as disclosed below in Note 7 to the consolidated financial statements.

   n. REVENUE RECOGNITION - Income from sales of goods is recognized when the orders are completed and shipped, provided that the collection of the resulting receivable is reasonably assured. Substantially all of the Company's goods are shipped F.O.B. shipping point. Amounts billed to customers are recorded as sales while the shipping costs are included in cost of sales.

   o. NEW ACCOUNTING PRONOUNCEMENTS

  (i) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment whenever facts or circumstances change. The new standard is effective for fiscal years beginning after December 15, 2001. The Company has adopted these standard on July 1, 2001 and January 1, 2002, respectively. There has been no material impact related to implementation of these statements on the Company's consolidated results of operations or financial position.

  (ii) In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No.144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS No.144 will have on its financial position or results of operations in future periods. The Company has adopted this standard as of January 1, 2002. There has been no material impact related to implementation of these statements on the Company's consolidated results of operations or financial position.

 (iii) In April 2002, the FASB issued SFAS No. 145, "Recission of FASB No.4,
      44, and 64, Amendment of FASB Statement No.13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishments of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principal Board ("APB") No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The Company has not yet determined the effect SFAS No. 145 will have on its consolidated financial position or results of operations in future periods.

  (iv) In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred, rather than at the date of a commitment or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

  (v) In December 2002, the FASB issued SFAS Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based disclosure method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reporting results. The Company currently believes there will be no material impact related to implementation of this statement on its consolidated results of operations or financial position.

3.  PLAN OF REORGANIZATION

     In accordance with the confirmed Plan of Reorganization of February 23, 2002 (the "Effective Date"), the Company will settle its claims with its various creditors as follows:

     Priority tax claims for income, payroll and withholding taxes aggregating approximately $434,000 are payable in twenty equal quarterly installments of approximately $21,700, commencing February 27, 2002 through February 27, 2007 and include interest at 8% per annum. Other payroll and withholding taxes of approximately $8,500 are payable in twelve equal quarterly installments of approximately $708, commencing February 23, 2002 through February 23, 2005 including interest at 8% per annum.

     No payments have been made in 2002 relative to this priority tax claim.

     Repayment of the Company's pre-petition debts are segregated into seven different classes of creditors as described below:

     a. Class 1 - A secured amount owed to an entity was $560,948. The Company will issue this entity three shares of its common stock for each dollar owed, which amounts to 1,682,844 shares.
     b. Class 2 - Class two consists of secured amounts owed to an individual investor for $1,010,000. This individual will receive three shares of the Company's stock for each dollar owed, which amounts to 3,030,000 shares.
     c. Class 3 - Class three is a note payable including interest, to an entity in the amount of $1,823,833. Principal and interest were due in June 2002. The Company has settled such amount with the entity with a note receivable of $1,650,000 relating to its sale of its PLC subsidiary, which been assigned to the entity and is due in May 2002. The Company has recorded a net amount due the entity of $173,833 as of December 31, 2001.
     d. Class 4 - These are unsecured claims with trade creditors totaling approximately $2,964,000, which also includes notes payable of approximately $927,000. Each creditor has the option to receive company stock or cash as settlement for their claims.

     CREDITORS WHO ELECT TO RECEIVE STOCK -The Company will issue one share of its common stock for each dollar owed to these creditors plus a cash payment equal to 20% of such amount owed. The total outstanding balance to creditors who elected to receive stock was approximately $1,315,000. Accordingly, the Company will issue a total of approximately 1,315,000 shares of common stock to these creditors and pay them $263,000 in cash, payable in three annual installments of $131,500, $65,750 and $65,750 commencing May 2004 through May 2006.

     CREDITORS WHO ELECT TO RECEIVE CASH - For creditors, who elect to receive cash, the Company will pay 45% of the total dollar amount owed to them. The total outstanding balance to creditors, as of March 11, 2002, who have elected to receive cash was approximately $1,649,000. Therefore, the Company will pay such creditors approximately $742,000, payable in four installments of approximately $164,900, $164,900, $164,900 and $247,300 commencing with in an initial payment April 2002 and subsequent payments in May 2004 through May 2006.

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

        Administrative fees and expenses incurred amounted to $95,500, which was paid in March 2002.

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

                                                            Amounts
                                                      --------------------
           Trade payables                                      $2,037,000
           Notes             payable             and            2,671,000
           interest
           Payroll taxes                                          443,000
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

3. INVENTORIES

         Inventories at December 31, 2002 consist of:

                                                                    AMOUNT
                                                                 ------------
                                Raw materials                    $    355,819
                                Work-in-process                        55,403
                                Finished goods                        173,715



                                Obsolescense reserve                 (97,137)
                                                                 ------------
                                                                 $    487,800
                                                                 ============

4. RELATED PARTY TRANSACTIONS

   None.

5. PROPERTY AND EQUIPMENT

     During 2001, the Company, in conjunction with the aforementioned bankruptcy proceedings, sold all of its property and equipment for a total amount of $37,896. For the year ended December 31, 2001, the Company recorded a net gain on sale of assets of $8,256 in the accompanying financial statements.

     In addition, the Company recognized an impairment on long lived assets of $125,583. The asset write-off relates to computer equipment and software under a capital lease obligation that the Company believed was in excess of its carrying value as compared to its fair value as determined in accordance with SFAS No. 144. Further, the Company under the bankruptcy plan of reorganization elected to reject this lease obligation which had a balance due of $200,000. The Company and the creditor then reached an agreement whereby the Company paid the creditor $10,000 in exchange for the forgiveness of the remaining balance due on the lease obligation. For the year ended December 31, 2001, the Company recognized a gain on extinguishment of debt in the amount of $190,000.

     For the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $3,452 and $22,054, respectively.

6. INCOME TAXES

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

     The provision for income taxes for year ended December 31, 2002 and 2001 differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows:

                                                                             2002             2001
                                                                      ----------------------------------
             Income tax benefit computed at statutory rate                 1,385,981        $ (337,000)
             Income tax at statutory rate                                (1,138,981)                  -
             Tax benefit not recognized                                            -            337,000
                                                                      ----------------------------------
             Provision for income taxes                                            $           $      -
                                                                                   -
                                                                      ==================================

     The Company has net operating loss carry forwards for tax purposes of approximately $15,348,924 at December 31, 2002 expiring in the years 2010 to 2022. The resulting deferred tax asset of approximately $5,203,624 has been offset by a corresponding valuation allowance.

7. STOCK OPTIONS AND WARRANTS

     In March 1997, the Company adopted a stock option plan which provides for grants to officers and other employees, directors, consultants and other persons who perform significant services for the Company. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the time of the grant, as defined. Options to acquire up to 1,750,000 shares may be granted under the plan.

     Prior to the Company's initial public offering, 980,500 warrants were issued at an exercise price of $4.50 per share. The Company issued 1,200,000 warrants in connection with the initial public offering of its common stock. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable commencing July 30, 1998 and expire in July 2005. The warrants are redeemable by the Company at a price of $.10 each subject to certain conditions commencing July 30, 1998 and thereafter up to their expiration. The Company additionally issued 120,000 redeemable warrants to the underwriter for $18,000. Such warrants are exercisable for four years commencing July 30, 1998 at a price equal to 150% of the initial public offering price of the Common Stock and Redeemable Warrants. Also, 180,000 warrants were issued pursuant to the exercise of the underwriter's over-allotment option. During 1998, the Company issued 200,000 warrants at an exercise price of $2 per share. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $2.00 per share. During 1999, the Company issued 1,355,168 warrants at an exercise prices ranging from $.90 to $2.00 per share. Each warrant entitles its holder to purchase one share of Common Stock. The Company has reserved 4,035,668 shares of common stock for issuance upon exercise of the warrants.


                   ----------------------------     ----------------------------
                              Options                         Warrants
                   ----------------------------     ----------------------------
                                      Weighted                        Weighted
                      Number           Average        Number          Average
                        of            Exercise          of            Exercise
                      Shares            Price         SHARES           Price
                                                      ------

Outstanding   at
December 31, 2001        15,000         $1.06       4,035,668       $.90 - $6.75
Cancelled
Outstanding   at
December 31, 2002
                         15,000         $1.06       4,035,668       $.90 - $6.75

8. MAJOR CUSTOMERS

   The Company has two major customers, which represented approximately 15% and 35% of the Company's revenues for the years ended December 31, 2002 and 2001, respectively.

9. SUBSEQUENT EVENTS

   In March 2003, the Company borrowed $80,000 from the Breckenridge Group to be used for the purchase of raw materials and the payment of current liabilities.

   On May 15, 2003, the Company filed a Report 8K to reflect a change of corporate auditors. Due to a personnel change within the firm of Grassi & Co. we have engaged Marcum and Kliegman LLP as our corporate auditor, effective immediately.

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Azurel Ltd. and Subsidiaries (the "Company") on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Steven Moskowitz, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 certify that:

   (1) The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

   (2)The information contained in the Report fairly presents, in all materially respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated:  May 16, 2003
                                      By:  /s/  Steven Moskowitz
                                      -----------------------------------------
                                      Steven Moskowitz, Chief Executive Officer

This certificate has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      I, Steven Moskowitz, certify that:

1. I have reviewed this annual 10-K report on Form 10-KSB of Azurel Ltd. and subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing in that function) : a) all significant deficiencies in the design or operation of the internal controls which could effect the registrant's ability to record, process, summarize and report financial data and have identified for the registran's auditors any material weakness in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 16, 2003

                                      By: /s/ Steven Moskowitz
                                      -----------------------------------------
                                      Steven Moskowitz, Chief Executive Officer