Form 10KSB/A
period 2002-12-31
AZUREL LTD
filed 2003-09-29
CIK 1000897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___to___



                         Commission file number 0-22809

                                  AZUREL, LTD.
                 (Name of small business issuer in its charter)


              DELAWARE                               13-3842844
              --------                               ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

   23 F COMMERCE ROAD, FAIRFIELD, NJ                     07004
   ----------------------------------                    -----
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number (973) 575-9500


Securities registered under Section 12(b) of the Exchange Act: none.


Title of each class: None                  Name of exchange on which registered



Securities registered under Section 12(g) of the Exchange Act:

Title of each class:   COMMON STOCK, $0.001 PAR VALUE

                       REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's net sales for the most recent fiscal year were $236,535.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of its shares of common stock on September 17, 2003, is approximately $3,649,272.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes : No 9


As of September 18, 2003 there were 30,472,343 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on September 26, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] ; No [X]

EXPLANATORY NOTE: Azurel, Ltd. filed its annual report on Form 10-KSB for its fiscal year ended December 31, 2002 on May 21, 2003. The financial statements included in such Form 10-KSB, however, had not been audited by Azurel's independent auditor or any other entity. Accordingly, Azurel, Ltd. is filing this amendment on Form 10-KSB/A, the financial statements of which have been audited by Marcum & Kleigman, LLP, Azurel's independent auditors.

Azurel has restated the consolidated financial statements for the year ended December 31, 2002. The restatement reflects an increase in total assets and a decrease in shareholders' deficit of approximately $803,000. The restatement also resulted in an increase in the loss before extraordinary items of approximately $533,000. An increase of approximately $830,000 of the total assets and the reduction of shareholders' deficit is attributable to the modification of management's estimate of the allocation of the purchase price of Romantic Moments, Inc. and the remaining decrease of approximately $27,000 is attributable to various other changes to management's assertions. The increase in the loss before extraordinary items reflected a modification of the accounting treatment of 1,767,500 shares and 883,750 warrants issued by Azurel to four investors in connection with the issuance of $353,500 of convertible promissory notes (see Note 13 to the Consolidated Financial Statements). The effect of the modification resulted in an increase in loss before extraordinary items from $680,136 ($0.05 per share) to $1,172,809 ($0.08 per share) as of
December 31, 2002. This modification had no effect on the shareholders' deficit. Corresponding changes were made to the text of the Report as originally filed and to the consolidated financial statements contained therein (see Note 1 to the Consolidated Financial Statements). In addition, Management's Discussion and Analysis of the Results of Operations" has been updated to reflect this change.



                           FORWARD-LOOKING STATEMENTS

Certain statements within this Form 10-KSB/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Azurel, Ltd. to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-KSB/A and in other documents filed by us with the Securities and Exchange Commission. Azurel, Ltd. undertakes no obligation to update publicly any forward-looking statements for any reasons, even if new information becomes available or other events occur in the future.

When used in this Form 10-KSB/A and in future filings by Azurel, Ltd. with the Securities and Exchange Commission, the words or phrases "will likely result" and "expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements."

                                     PART I
ITEM 1. BUSINESS

Business Development:

         Azurel, Ltd. (including its subsidiaries, "Azurel") is primarily engaged in the manufacturing and distribution of cosmetics, fragrances and women's loungewear. Azurel was incorporated in Delaware on June 26, 1995.

         On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark (the "Court"), under case number 01-31034NLW. Azurel operated under the protection of the Court until February 27, 2002, when the Order of Confirmation of the First Modified Plan of Reorganization issued by the Court became effective (the "Plan").

         In accordance with the confirmed Plan of Reorganization of February 13, 2002, Azurel agreed to settle its claims with its various creditors as follows:

         Priority tax claims for income, payroll and withholding taxes aggregating approximately $433,000 payable in twenty equal quarterly installments of approximately $21,650, commencing February 27, 2002 through February 27, 2007 and include interest at 8% per annum. Other payroll and withholding taxes of $8,500 are payable in twelve equal quarterly installments of $708, commencing February 23, 2002 through February 23, 2005 including interest at 8% per annum. No payments have been made in 2002 or 2003 relative to this priority tax claim.

         Azurel has not been able to meet all of the financial requirements as defined in the Plan. If Azurel's default under the Plan remains uncured, priority claim holders and/or creditors may be successful in having the Order of Confirmation issued by the Court set aside. Accordingly, the obligations of Azurel that were discharged by the Court under the Plan could be reestablished on Azurel's books.

         The Plan provided two (2) options to the seven (7) classes of creditors:

         Option One is a settlement consisting of one share of stock for each dollar of liability plus a 20% cash payout over 2 years from the date of court approval. The total liability under option one was approximately $1,188,936. In addition, certain inside creditors agreed to accept a stock settlement instead of stock and cash as described above. Azurel issued approximately 6,890,337 of the approximately 7,376,721 shares of its common stock to be issued. In addition, Azurel committed to pay approximately $237,787 in three annual installments of $118,893, $59,447 and $59,447 commencing in May 2004 through May 2006.

         Option Two refers to creditors with liabilities of $1,781,000 who agreed to accept a cash settlement equal to 45% of their liability, approximately $801,000, over a 5 year period with the first payment of approximately $185,000 paid at the date of approval with the balance of approximately $616,000 to be paid out over the next 4 years. As of December 31, 2002 Azurel recognized a total of $985,308 in creditors' payments and has payments of approximately $300,000 due to creditors in the year 2003. In addition, the Plan provided that all outstanding shares of $0.001 par value Preferred Stock be converted to 1,500 shares of Azurel's $0.001 par value common stock. During 2002, Azurel issued all required shares under the Plan and recognized a one time extraordinary gain on the reorganization of $4,728,310.

         Azurel is currently unable to meet its financial obligations under the Plan for the year 2003. To meet this obligation Azurel will depend on its ability to attract new capital and to improve operating cash flow. Azurel's ability to attract additional capital and improve operating cash flow is subject to numerous factors, some of which are beyond Azurel's control. There can be no assurance that Azurel will be successful in its attempt to raise capital. These matters raise substantial doubt about Azurel's ability to continue as a going concern.

         On July 1, 2002, Azurel, Flo Weinberg, Inc., newly formed wholly owned subsidiary of Azurel ("Flo Weinberg"), RM Enterprises International, Ltd. ("RM") and Romantic Moments, Inc. a wholly owned subsidiary of RM ("Romantic") entered into an Agreement and Plan of Merger pursuant to which Romantic was to be merged with and into Flo Weinberg (including the amendment thereto dated September 5, 2002, the "Merger Agreement"). On October 17, 2002, stockholders of Azurel approved the Merger Agreement and the requisite increase of 9,500,000 shares of $.001 par value common stock and certain other matters (see "Submission of matters to a vote of security holders"). On November 1, 2002, the parties to the Merger Agreement completed the merger, resulting in the discontinuance of Romantic as a separate corporate entity and the issuance by Azurel to RM of the 9,500,000 shares of Azurel's common stock, constituting an aggregate purchase price of approximately $950,000. On November 14, 2002, Azurel filed a Current Report on Form 8-K in connection with the closing of the merger, which Form 8-K is incorporated herein by reference and made an integral part hereof.

         The merger was accounted for as a purchase and accordingly, assets and liabilities were valued at fair market value at the date of the merger and the results of operations are included in the consolidated financial statements of Azurel, commencing November 1, 2002 (see "Management's Discussion and Analysis" and Note 5 to the Consolidated Financial Statements).

Business of Azurel

         Azurel is engaged in two industry segments: (1) the manufacturing and distribution of fragrance products and (2) the manufacturing and distribution of women's loungewear and robes. (see "Management's Discussion and Analysis" and Note 17 to the Financial Statements).

         Operating as "Azurel Sales and Distribution," Azurel manufactures and distributes its fragrance products in the United States under seventeen brand names. Operating as "Flo Weinberg," Azurel manufactures and distributes women's loungewear and robes throughout the United States. Azurel's management ("Management") expects to start licensing the manufacturing and distribution of one of Azurel's fragrance brands and to outsource the manufacturing of some of its apparel lines during the third quarter of 2003.

         TRADEMARKS

         Azurel currently has sixteen United States registered trademarks; Flo Weinberg (R), Scent Overnight (R), Scent 123(R), Sports Extreme (R), U.S. - Privilege (R), Benandre(R), Bene(R), PP Parfums Privilege & Design (R), American Country Garden(R), Ben Rickert(R), Extreme Berry(R), Extreme Girl(R), Extreme Vanilla(R), Private Part(R), France - Privilege(R) and Japan - Ben Rickert(R). The right to use these trademarks and trade names is material to Azurel's business, and any claim against the use of these trademarks would have an adverse material effect on its business and financial condition.

         In October 1997, Azurel began developing cosmetics, fragrances, and related products for sale under the HANG TEN trade name pursuant to a license agreement with the owner of the HANG TEN trade name (the "Licensor"). The license agreement covers the period from January 1, 1999 until December 31, 2003. In January 2001, the license agreement was cancelled by mutual agreement. Currently, there are no trademark claims outstanding against Azurel, nor are there any pending trademark applications for new products

         SEASONALITY AND BACKLOG

         Fragrance sales are subject to seasonal fluctuations in consumer purchasing patterns. Apparel sales are not subject to seasonal fluctuations and sales tend to be consistent throughout the year. Azurel has large quantities of raw materials on-hand so that when orders are received, such materials can be manufactured and shipped immediately. This is not unusual for the fashion industry.

         Azurel distributes its fragrance lines to chain drug stores, discount stores, mass merchandisers and over the Internet. Azurel distributes its apparel (loungewear and robes) through a number of high-end stores and 162 specialty stores. Azurel's sales are not, in Management's opinion, significantly dependent on a single customer or a group of customers.

         Azurel did not have a backlog of orders for fragrances as of December 31, 2002; however, there was a backlog of apparel orders in the aggregate amount of approximately $100,000, which sum was invoiced and collected in the first quarter of 2003.

         DEPENDENCE ON OTHERS

         A major raw component of Azurel's fragrance product is purchased under an agreement with a large independent fragrance manufacturer, which is the industry norm. Management of Azurel does not believe that locating an alternative supplier for this product, in the event that were to become necessary, would materially affect Azurel's business. All other raw materials for fragrance and apparel are readily available.

         COMPETITION

         The fragrance and apparel (fashion) industries are highly competitive and Azurel competes against a number of different companies for sales in the same markets. Azurel believes that it needs to increase market awareness of its fragrance brands to gain market share from the larger and more aggressive fragrance companies and that licensing the brands would enable the fragrance brands to gain market share. Management believes that the fact that Azurel manufactures its loungewear and robes entirely in the United States, coupled with Azurel's sales to high-end retailers, contributes to Azurel's positive reputation, which Management anticipates will generate increased awareness of Azurel's product line among current and potential customers.

         EMPLOYEES

         As of December 31, 2002 Azurel employed 8 full-time individuals and utilizes 3 part-time employees and independent contractors in order to perform its warehousing, administrative, marketing and selling functions.

ITEM 2. PROPERTIES

         On December 31, 2000, Azurel leased 2,400 square feet of space on Madison Avenue, New York, NY, which was used as its executive office. The lease, which was to expire in April, 2001, provided for an annual base rent of $75,000, including utilities. In January 2001, Azurel closed this office. At December 31, 2000, Azurel leased a 55,000 square foot building in Fairfield, NJ, used as manufacturing and packaging plant and as executive office. The lease was to expire in July 2004 and provided for annual rent of approximately $336,000. In January 2001, Azurel defaulted on its rental payments and made arrangements with the landlord, which enabled it to remain until the middle of March 2001.

         In March 2001, Azurel moved to a smaller facility in Fairfield, NJ of approximately 4,500 square feet, with rental payments of approximately $18,000 annually. In March, 2002, Azurel relocated its offices and warehouse to another facility in Fairfield, NJ. The new facility is approximately 8,000 sq ft. on a month to month lease at an annual rent of $6,000 and will afford Azurel the opportunity to expand its operations to accommodate sales growth.

         Azurel's wholly owned subsidiary Flo Weinberg currently leases approximately 4,000 square feet of office and manufacturing space located in, Brooklyn, NY, pursuant to a lease beginning in 1999. The lease expires on June 30, 2004. Annual rent is approximately $48,000. Azurel believes that its facilities are adequate for its current and future operations.

ITEM 3.  LEGAL PROCEEDINGS

         On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark under case number 01-31034NLW. Azurel operated under the protection of the Court until February 27, 2002, when the Court issued an order of confirmation of the Plan. The Plan provided two options to creditors and seven classes of creditors. Option One consists of one share of stock for each dollar of liability plus 20% cash payout over two years from the date of Court approval. In addition, certain inside creditors agreed to accept a stock settlement instead of stock and cash. Option Two consists of a cash settlement equal to 45% of their liability, over a five year period with the first payment paid at the date of the approval. Each unsecured creditor that filed a claim was permitted to select either of these two options (see "Management's Discussion and Analysis" and the Notes to the "Consolidated Financial Statements").


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2002, Azurel held its annual meeting of stockholders at which those stockholders: (i) approved the Merger Agreement; (ii) approved an amendment to Azurel's certificate of incorporation increasing the number of its authorized shares of common stock, par value $0.001 per share, to 50,000,000;
(iii) elected the nominees to Azurel's board of directors for the ensuing year, and (iv) ratified the appointment of Grassi & Co. CPAs, P.C. , as Azurel's independent auditors for the ensuing year. Stockholders holding 9,813,735 shares of common stock of an aggregate of 16,598,534 such shares issued and outstanding and entitled to vote on the foregoing matters were represented in person or by proxy at the annual meeting.

         (i) The proposed Merger Agreement received the following votes:


For:                                                    9,797,450
-----------------------------------------------------------------
Against:                                                   15,990
-----------------------------------------------------------------
Withheld:                                                     295
-----------------------------------------------------------------

         (ii) The proposed amendment to Azurel's certificate of incorporation received the following votes:


For:                                                    9,767,974
-----------------------------------------------------------------
Against:                                                    7,745
-----------------------------------------------------------------
Withheld:                                                  38,016
-----------------------------------------------------------------

         (iii) The proposed slate of directors received the following votes:

For:                                                    9,505,519
-----------------------------------------------------------------
Against:                                                  307,966
-----------------------------------------------------------------
Withheld:                                                     250
-----------------------------------------------------------------

         (iv) The proposed appointment of Grassi & Co received the following votes:


For:                                                    9,811,285
-----------------------------------------------------------------
Against:                                                      450
-----------------------------------------------------------------
Withheld:                                                    2000
-----------------------------------------------------------------

         No other matter was brought to a vote. The definitive proxy statement on Schedule 14A relating to the annual meeting was filed on September 26, 2002 with the Securities and Exchange Commission (the "Commission") and is incorporated herein by reference. Electronic reports filed through the Electronic Data Gathering, Analysis and Retrieval System are publicly available through the Commission's Web site (HTTP://WWW.SEC.GOV).

                                     PART II

ITEM 5. MARKET FOR AZUREL'S COMMON STOCK

         Azurel's common stock is traded on the Over-the-Counter Bulletin Board ("OTC BB") under the symbol `AZUR."

         On July 26, 2002, Azurel extended the expiration date on its public warrants from July 29, 2002 to July 29, 2005.

SALES OF UNREGISTERED SECURITIES

During the fiscal year 2002, Azurel sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

During 2002, Azurel issued an aggregate of 6,890,337 shares of its common stock to pre-petition creditors pursuant to the Plan.

On May 22, 2002, Azurel issued an aggregate of 225,000 shares of its common stock in a private placement for an aggregate purchase price of $45,000.

On June 5, 2002, Azurel granted to RM 150,000 shares of its common stock representing non-cash compensation for RM's performance pursuant to the management services agreement entered into by and between Azurel and RM. The management services agreement is incorporated herein by reference from the DEFM 14A by Azurel on September 26, 2002 and made an integral part hereof.

On November 1, 2002, Azurel issued 200,000 shares of its common stock to Edward Adamcik, its Vice Chief Of Operations, in consideration for services rendered.

On November 6, 2002, Azurel issued 9,500,000 shares of its common stock to RM in connection with the acquisition of Romantic pursuant to the Merger Agreement. Prior to the merger, Romantic was wholly owned by RM.

On November 22, 2002, Azurel sold units consisting of convertible notes and warrants a private placement for an aggregate purchase price of $327,600. The notes were convertible into five (5) shares of common stock for every one dollar ($1.00) of the face amount of the note. The investors were issued warrants to purchase 2.5 shares of common stock at $0.40 per share for every $1.00 invested. On November 26, 2002, Azurel issued an aggregate of 1,767,500 shares of its common stock pursuant to the conversion of the afore-mentioned notes.

Azurel believes all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act or, in the case of issuances pursuant to the Plan, under Section 3(a)(7) of the Securities Act.

On September 18, 2003, there were approximately 167 holders of record of Azurel's 30,472,343 outstanding shares of common stock.

On October 17, 2002 Azurel's stockholders voted in favor of a resolution to amend its certificate of incorporation, thereby increasing the number of its authorized shares of common stock to 50,000,000. See Exhibit B to the Schedule 14A filed by Azurel on September 26, 2002, which Schedule 14A is incorporated herein by reference.

The following table sets forth the high and low bid prices for the common stock as reported by the OTC BB.


                                                       2002                                  2001
                                             High               Low                High                Low
                                             ----               ---                ----                ---
First Quarter                              $ 0.40             $ 0.25             $ 0.16              $ 0.09
Second Quarter                               0.51               0.30               0.21                0.08
Third Quarter                                0.52               0.21               0.35                0.16
Fourth Quarter                               0.40               0.15               0.39                0.17

On September 17, 2003, the last sale price of the common stock as reported on the OTC Bulletin Board was $0.17.

DIVIDEND POLICY

Azurel has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of Azurel's board of directors and will depend upon Azurel's earnings, its capital requirements, financial condition and other relevant factors. Azurel presently intends to retain future earnings for use in its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS


------------------------------------------------------------------------------------------------------------------------------
                                   Number of securities to be      Weighted-average exercise
                                     issued upon exercise of         price of outstanding      Number of securities remaining
                                  outstanding options, warrants      options, warrants and      available for future issuance
                                           and rights                       rights             under equity compensation plans
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    15,000                          $1.00                      1,735,000 (1)
approved by security holders
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders
------------------------------------------------------------------------------------------------------------------------------
           Total
------------------------------------------------------------------------------------------------------------------------------


(1) The options to purchase the 15,000 shares of common stock were issued under Azurel's 1997 Stock Option Plan (the "Option Plan") during 1999 and 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion may contain forward-looking statements. Azurel's actual results could differ materially from those discussed is such forward-looking statements. Factors that could cause or contribute to such difference include those discussed below and elsewhere in this Annual Report on Form 10-KSB/A. The following discussion and analysis should be read in conjunction with the Consolidated Financial statements and the Notes thereto which appear elsewhere in this Annual Report on Form 10-KSB/A.

Liquidity and Capital Resources

         On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark under case number 01-31034NLW. Azurel operated under the protection of the Court until February 27, 2002, when the Order of Confirmation of the First Modified Plan of Reorganization issued by the Court became effective (the "Plan"). The Plan provided two options to the creditors:

         Option One is a settlement consisting of one share of stock for each dollar of liability plus a 20% cash payout over 2 years from the date of court approval, the total liability under option one was approximately $1,188,936, in addition certain inside creditors agreed to accept a stock settlement instead of stock and cash, as described above. Azurel issued approximately 6,890,337 shares of common stock of the approximate 7,376,721 such shares to be issued. In addition, Azurel committed to pay approximately $237,787 in three annual installments of $118,893, $59,447 and $59,447 commencing in May 2004 through May 2006.

         Option Two refers to creditors with liabilities of $1,781,000 agreed to accept a cash settlement equal to 45% of their liability, approximately $801,000, over a 5 year period with the first payment of approximately $185,000 paid at the date of approval with the balance of approximately $616,000 to be paid out over the next 4 years. As of December 31, 2002 Azurel recognized a total of $985,308 in creditors' payments and has payments of approximately $300,000 due to creditors in the year 2003. In addition, the Plan provided that all outstanding shares of $0.001 par value preferred stock be converted into 1,500 shares of common stock. During 2002, Azurel issued all required shares under the Plan and recognized a on-time extraordinary gain on the reorganization of $4,728,310.

         In addition, the Plan called for the payment schedule of priority tax claims for income, payroll and withholding taxes aggregating approximately $433,000 that is payable in twenty equal quarterly installments of approximately $21,650, commencing February 27, 2002 through February 27, 2007 and include interest at 8% per annum. Other payroll and withholding taxes of approximately $8,500 are payable in twelve equal quarterly installments of $708, commencing February 23, 2002 through February 23, 2005 including interest at 8% per annum. No payments have been made in 2002 relative to this priority tax claim.

         Azurel has not been able to meet all of the financial requirements as defined in the Plan. If Azurel's default under the Plan remains uncured, priority claim holders and/or creditors may be successful in having the Order of Confirmation issued by the Court set aside. Accordingly, the obligations of Azurel that were discharged by the Court under the Plan could be reestablished on Azurel's books.

         During 2002 Azurel sold 3,225,000 shares of common stock to outside investors for an aggregate purchase price of approximately $345,000.

         Azurel has not generated positive cash flow from operations for the year ended December 31, 2002. It is Management's belief that Azurel can generate a positive cash flow from operations by increasing sales through licensing and reducing overhead by outsourcing some production; successful accomplishment of these actions should increase cash flow for Azurel. Nonetheless, this condition raises substantial doubts about Azurel's ability to continue as a going concern.

         In February 2003, Azurel received $80,000, to be used as working capital, from the Breckenridge group in exchange for a secured note that was due August 20, 2003 bearing interest at an amount not to exceed the maximum amount of interest allowed by applicable law. Azurel is in default of the secured note. Management anticipates fully repaying the note as soon as practicable. The note is collateralized by the inventory of Azurel and is guaranteed by one of Azurel's shareholders. Azurel also pledged 1,027,000 shares of its common stock as security for performance of its obligation under the secured note agreement. Azurel has not been contacted by Breckenridge with respect to the default on the secured note.

RESULTS OF OPERATIONS

         For the year ended December 31, 2002 compared to the year ended December 31, 2001.

         Consolidated net sales include the sale of our fragrance and apparel, net of discounts coupons and returns. Net consolidated sales from continuing operations for the year ended December 31, 2002 was $236,535 compared to net sales of $463,173 for the year ended December 31, 2001.

         Apparel sales were $152,953 or 65% of consolidated net sales for the year ended December 31, 2002. Apparel sales commenced with the acquisition of Romantic, which occurred on November 6, 2002. (See Note 5 to the Consolidated Financial Statements.)

         Fragrance sales for the year ended December 31, 2002 were $83,582 as compared to $ 463,173 for the year ended December 31, 2001. The decrease of 82% was mainly due to Azurel being unable to generate sales due to the decrease in personnel related to Azurel's plan of reorganization. (See Note 2 to the Consolidated Financial Statements.)

         For the year ended December 31, 2002, cost of goods sold related to apparel was $ 54,532 or 35.6% of apparel sales; this is consistent with previous years (See Note 3 to the Financial Statements).

         Cost of goods sold related to fragrances for the year ended December 31, 2002 was $ 107,498 or 128.6% of fragrance sales compared to $ 192,435 or 41.6% of fragrance sales for the year ended December 31, 2001. The decrease in the gross profit percentage for the year ended December 31, 2002 is attributable to larger than normal closeout sales for holiday sets that did not sell during the 2001 holiday season in addition to a write-down of obsolete inventory.
Management is now exploring the option of outsourcing the manufacturing and distribution of its fragrances through licensing agreements.

         Selling, general and administrative expenses for the year ended December 31, 2002 were $ 754,641 as compared to $1,281,375 for the year ended December 31, 2001. The decrease in selling, general and administrative expense is due to Azurel significantly downsizing its operations in February, 2001 upon filing for protection under Chapter 11. Thus, the year ended December 31, 2001 contained one month of significantly higher payroll costs. Furthermore, Azurel moved into a lower cost facility toward the end of the first quarter of 2002, resulting in substantial rent savings for the year ended December 31, 2002.

         Interest expense was $511,612 for the year ended December 31, 2002, compared to $42,837 for the year ended December 31, 2001. Subsequent to filing Chapter 11 in February 2001, Azurel was not required to record interest expense on its notes payable. The expense for the fiscal year ended 2002 is related to the issuance of convertible notes in November, 2002.

         For the years ended December 31, 2002 and 2001, Azurel realized net extraordinary gains of $ 4,728,310 and $ 190,000, respectively. The extraordinary gain realized during the year ended December 31, 2002 is for a gain on extinguishment of liabilities subject to compromise. The extraordinary gain realized during the year ended December 31, 2001 represents a gain on the early extinguishment of debt. These gains are due to the implementation of the Plan. (See Note 2 to the Consolidated Financial Statements and Managements Discussion and Analysis.)

         Net Income for the year ended December 31, 2002 was $ 3,555,501 as compared to a net loss of ($ 991,920) for the year ended December 31, 2001. The increase of approximately $ 4,547,421 is due to the gain on extinguishment of liabilities subject to compromise, described above.

New Accounting Pronouncements

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for Azurel during 2002. The provisions of this statement that are applicable to Azurel were implemented on a prospective basis as of January 1, 2002, which had no material effect on Azurel's consolidated financial statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Azurel has not yet determined the effect SFAS No. 145 will have on its consolidated financial position or results of operations in future periods.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Azurel does not expect the adoption of SFAS No.146 to have a material effect on its consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for Azurel as of December 31, 2002. Azurel does not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Azurel continues to follow the pro-forma disclosures for stock based compensation as permitted in SFAS 123. Such pro-forma disclosures have not been provided as their effect is not material to the accompanying financial statements.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Azurel does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on Azurel's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Azurel has not yet determined the impact of adoption of SFAS No. 150 on its consolidated financial statements.

Item 7. Financial Statements.

         The consolidated financial statements for Azurel are included in this Annual Report on form 10-KSB/A at pages F1-F29.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure.

         On May 15, 2003, Azurel filed a Form 8-K to report a change of independent auditors. Due strictly to a personnel change within the firm of Grassi & Co., Azurel engaged Marcum and Kliegman LLP as its independent auditors, effective April 24, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The Director and Executive Officers of Azurel are as follows:


NAME                      AGE            POSITION
----                      ---            --------

Norman Grief              71             Director
Brian Bookmeier           44             Director
Steven Moskowitz          39             Director and Chief Executive Officer
Frank Lazauskas (1)       42             Director
Jerome Schlanger          46             Director
Robert O'Grady            55             President
Michael Metter (2)        51             Chief Operating Officer
Edward Adamcik            60             Vice-President of Operations
Martin Pelman             57             Acting Chief Financial Officer

(1) Mr. Lazauskas submitted his resignation as a director on September 5, 2003.

(2)      Mr. Metter submitted his resignation on June 28, 2003.

         Directors are elected to serve until the next meeting of stockholders and until their successors are duly elected and qualified. Meetings of stockholders of Azurel will be held on an annual basis. However, if at any time an annual meeting is not held for the election of directors, then the current directors will continue to serve until their successors are elected and qualified. Vacancies and newly created directorships resulting from any increase in the number of directors may be filled by a majority vote of Directors then in office. Officers are appointed by, and serve at the discretion of, the Board of Directors. Non-employee directors are eligible to receive options under the 1997 Stock Option Plan. At December 31, in each of 2002 and 2001 there were no options issued or outstanding to any directors or officers with the exception of the options to purchase 15,000 shares of common stock granted to Mr. Adamcik.

         NORMAN GRIEF was on Azurel's Board of Directors since February 23, 1998. Mr. Grief is presently the Chief Executive Officer of The Jarrott Group, Inc., a full service marketing agency with a specialty in developing cosmetic brands, a position which he has held since January 3, 1995. From March 1, 1981 to December 1, 1994 Mr. Grief was the President of Givandan. From March 9, 1970 to December 15, 1986 Mr. Grief served as the Vice President of Research and Development at Revlon.

         BRIAN BOOKMEIER was director of Azurel in March 2000. Since August 1997, Mr. Bookmeier has been the Vice President of Seven Sons, Inc., d/b/a Las Vegas Golf & Tennis, a company in the business of franchised retailing of golf and tennis equipment. From July 1995 to February 2000, Mr. Bookmeier served as the President, Chief Executive Officer and a director of TekInsight.com, Inc., a publicly-traded company. From 1989 Mr. Bookmeier served as Executive Vice
President and a director of Patient Care Services, a home medical equipment supply company that specialized in diabetes management, and the sale of related equipment and supplies, until its merger into TekInsight.com. Mr. Bookmeier has been a director of the American Diabetes Association since June 1995.

         STEVEN MOSKOWITZ, was appointed director and Chief Executive Officer in October 2002, he has been a successful leader in business and has helped major corporations in the development of sales and marketing operations. Over the last five years, Mr. Moskowitz has served as Vice President of Marketing and Licensing for

H.W. Carters & Sons, N.Y.C. Mr. Moskowitz currently serves on the board of directors of Spongetech Delivery Systems, Inc and RM. Mr. Moskowitz obtained his degree in 1986 from Toro College.

         FRANK LAZAUSKAS was appointed director in October 2002. With over twenty years experience as a Domino's franchisee, Mr. Lazauskas has won many national awards and has been an advisor to the founder of Domino's, Mr. Frank Monahan. Currently, Mr. Lazauskas owns and operates eleven stores in the New Jersey/Pennsylvania/Connecticut markets. Mr. Lazauskas currently serves on the board of directors of Spongetech Delivery Systems, Inc. Mr. Lazauskas holds a degree in math and psychology from Central Connecticut State University, which he obtained in 1982. Mr. Lazauskas submitted his resignation as a director on September 5, 2003.

         JEROME SCHLANGER has been employed by Romantic Moments since 1999 as its Vice President of Operations, where his focus has been on domestic manufacturing, handling and costing, production and on time delivery. From 1995 to 1999, Mr. Schlanger was Vice President of Business Development at NEMA Consulting where he was responsible for ascertaining the requirements of business operations and ensuring that the proper systems were adopted. Mr. Schlanger currently serves on the board of directors of Spongetech Delivery Systems, Inc and RM Mr. Schlanger graduated from Villanova University in 1976.

         ROBERT O'GRADY was appointed President of Azurel in February 2003. Mr. O'Grady has over thirty years of experience in consumer products manufacturing and the health and beauty aid markets. In addition to positions with International Paper Company and Nabisco Brands, Mr. O'Grady served as the Vice President of Finance and Chief Operating Officer for Cosrich Group Inc. from 1998 to 2003. Mr. O'Grady is a 1969 graduate of St. Vincent College with a degree in Accounting and Finance.

         MICHAEL METTER was appointed President of Azurel in October 2002, a position he held until the appointment of Mr. O'Grady in February 2003. Mr. Metter was the Chief Operating Officer for Azurel until his resignation on June 28, 2003. From 2001 to 2002, Mr. Metter served as President for RM Enterprises International, Ltd. Mr. Metter served as President and Chief Executive Officer at Business Talk Radio from 2000 to 2001. From 1998 to 2001, Mr. Metter was an Investment Banker at Security Capital Trading Corp. Mr. Metter served as President of Madison Capital from 1997 to 1998. Mr. Metter currently serves on the board of directors of Spongetech Delivery Systems, Inc and RM.

         EDWARD ADAMCIK joined Azurel in September 1998. Mr. Adamcik worked as Vice-President for various companies from 1992 to 1998. From 1987 to 1992, Mr. Adamcik was Chief Financial Officer and Vice-President of Operations for Parlux Fragrances Inc. Mr. Adamcik served as Controller of Onyx Chemical from 1976 to 1986 and for ten years prior, Mr. Adamcik was Controller of Faberge Inc.

         MARTIN PELMAN was named Azurel's acting Chief Financial Officer on July 15, 2003. From July 2003 to the present, Mr. Pelman has served as the CFO of Spongetech Delivery Systems, Inc. From March 2003 through July 2003, he held the position of VP of Mergers and Acquisitions at Eagle Rock Capital, a limited partnership. From July 2000 through September 2002, Mr. Pelman served as the CFO of Quadlogic Controls Corporation. Mr. Pelman served as the CFO of Tenney Engineering, Inc. from August, 1993, through December, 1999. Mr. Pelman earned his B.S. from Long Island University in 1968 and has been a CPA since 1973. He is a member of the American Institute of Certified Public Accountants.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets information for the years ended December 31, 2002, 2001 and 2000 concerning the compensation of the Chief Executive Officer of Azurel and the four other most highly compensated officers of

Azurel whose total annual salary and bonus exceeded $100,000. There was one person whose compensation in 2002 exceeded $100,000 per annum.


                                                                              Other       Annual
Name and Principal Position        Year     Salary           Bonus            Compensation        Restricted Stock
---------------------------------- -------- ---------------- ---------------- ------------------- -------------------
Edward Adamcik                     2002     $104,000         $--              $--                 $64,000 (1)
Vice-President of Operations       2001     104,000           --               --                  --
                                   2000     104,000           --               --                  --
---------------------------------------------------------------------------------------------------------------------
Steve Moskowitz
Chief Executive Officer            2002     --               --               --                  --
---------------------------------------------------------------------------------------------------------------------

(1) Represents 200,000 shares issued on November 1, 2002, valued at the closing market price of $0.32.

OPTIONS TO NAMED EXECUTIVE OFFICER

         None of the persons named above was granted options for common stock during the year ended December 31, 2002, except that Mr. Adamcik was granted an option to purchase 10,000 shares of Azurel's common stock in 1999 and an option to purchase an additional 5,000 shares in 2000, in each case for an exercise price of $1.00 per share.

EMPLOYMENT AGREEMENTS

         As of December 31, 2002, there were no employment agreements, nor has any been entered into since.

EMPLOYEE PENSION PLAN

         Azurel does not currently have an employee pension plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), directors and officers of Azurel, and persons who own more than ten percent of the common stock, are required to file reports concerning their beneficial ownership of securities of Azurel with the Commission. Directors, officers and greater than ten percent stockholders are required by regulations of the Commission to furnish Azurel with copies of all Section 16(a) reports they file.

         Azurel  does not  believe  that  all  reports  required  to be filed by
Section 16(a) were filed on a timely basis, if at all.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The stockholders (including any "group", as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of Azurel, beneficially owned more than five percent of the common stock as of September 18, 2003, and their respective shareholdings as of such date (according to information furnished by them to Azurel), are set forth in the following table. The table does not include options that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 23F Commerce Road, Fairfield, New Jersey 07004.

NAME                              NUMBER OF SHARES BENEFICIALLY OWNED (1)     PERCENTAGE OF SHARES BENEFICIALLY OWNED
---------------------------------------------------------------------------------------------------------------------
Norman Grief                                                          --                                        --
---------------------------------------------------------------------------------------------------------------------
Brian Bookmeier                                                       --                                        --
---------------------------------------------------------------------------------------------------------------------
Steven Moskowitz (2)                                           1,392,000                                       4.6%
---------------------------------------------------------------------------------------------------------------------
Robert O'Grady                                                   180,360                                          *
---------------------------------------------------------------------------------------------------------------------
Edward Adamcik                                                   215,000                                          *
---------------------------------------------------------------------------------------------------------------------
Martin Pelman
---------------------------------------------------------------------------------------------------------------------
Jerome Schlanger                                                 702,000                                       2.3%
---------------------------------------------------------------------------------------------------------------------
Damon Testaverde                                               3,171,667                                      10.4%
---------------------------------------------------------------------------------------------------------------------
International Smart
 Sourcing                                                      1,682,844                                       5.5%
---------------------------------------------------------------------------------------------------------------------
H.T. Ardinger & Sons, Inc. (3)                                 3,903,750                                      12.6%
---------------------------------------------------------------------------------------------------------------------
RM Enterprises International                                     150,000                                          *
---------------------------------------------------------------------------------------------------------------------
All Officers and Directors
as a Group (7 persons)                                         2,489,360                                       8.2%
---------------------------------------------------------------------------------------------------------------------

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of Azurel's common stock shown as beneficially owned by him.

(2) All shares of common stock issued to RM by Azurel pursuant to the Merger Agreement were subsequently distributed to the stockholders of RM. Azurel granted to RM Enterprises, Ltd. 150,000 shares of common stock representing non-cash compensation referenced in a management agreement that provided for management services in 2002. Mr. Moskowitz disclaims beneficial ownership of these 150,000 shares of common stock.

         1,134,000 shares of common stock are held by a trust the beneficiaries of which are the children of Mr. Moskowitz. The trustees are his wife, Mindy Moskowitz and Susan Weissman. Mr. Moskowitz disclaims beneficial ownership as to all such shares of common stock.

         Includes 108,000 shares of common stock held by Eagle Rock Capital, LLC. Mr. Moskowitz is a co-principal and 50% owner of Eagle Rock Capital.

(3) Includes 558,750 shares of common stock upon exercise of warrants issued in connection with Azurel's private placement completed on November 22, 2002 (see "Market for Azurel's Common Stock" above).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2002, Azurel owed Mr. Moskowitz, its chief executive officer, an aggregate of $110,513. This loan was made by Mr. Moskowitz to Romantic prior to the closing of the Merger Agreement. Azurel assumed this debt in connection with its acquisition of Romantic in the merger.

         In addition, Azurel has issued a note to A&N Enterprises, Inc., a private corporation with which Mr. Moskowitz is affiliated, in the principal aggregate face amount of $35,000, which note bears interest at the rate of 15% per annum and is payable on demand. This note had an outstanding balance of $44,227 at December 31, 2002. Mr. Moskowitz, Azurel's chief executive officer, is a stockholder and the vice president of this related party.

         Management believes that the above transactions between Azurel and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to Azurel than those available from unaffiliated parties. All future transactions between Azurel and its officers, directors of 5% stockholders, and their affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         See Index to Exhibits hereafter.

(b) REPORTS ON FORM 8-K.

         Azurel filed a Form 8-K on November 14, 2002 pursuant to Item 2. Acquisition or Disposition of Assets relating to the acquisition by its wholly owned and operated subsidiary Flo Weinberg, Inc. of Romantic Moments, Inc. pursuant to the terms of the Merger Agreement. Azurel included the Merger Agreement, the amendment thereto and the related press release in its Form 8-K, the entirety of which is incorporated by reference herein.

ITEM 14: CONTROLS AND PROCEDURES

Immediately following the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Commission.

Internal controls, no matter how designed, have limitations. It is Azurel's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

Azurel's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of Azurel's internal and disclosure controls and procedures as of a date within 90 days of the filing date of this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Azurel's internal and disclosure controls and procedures were effective.

There were no significant changes in Azurel's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation

                                   SIGNATURES

                  In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AZUREL Ltd.


Steven Moskowitz                        BY:  /s/ Steven Moskowitz
                                             ----------------------------------
                                             Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the date indicated.



SIGNATURE                        TITLE                        DATE
---------                        -----                        ----

/s/ Steven Moskowitz             Director and                 September 18, 2003
--------------------             Chief Executive Officer
Steven Moskowitz


/S/ Norman Grief                 Director                     September 18, 2003
----------------
Norman Grief


/s/ Jerome Schlanger             Director                     September 18, 2003
--------------------
Jerome Schlanger


/s/ Brian Bookmeier              Director                     September 18, 2003
-------------------
Brian Bookmeier

                          AZUREL, LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

            For the Years Ended December 31, 2002 (restated) and 2001

                                                   AZUREL, LTD. AND SUBSIDIARIES


                                                                        CONTENTS
--------------------------------------------------------------------------------



                                                                         PAGE


INDEPENDENT AUDITORS' REPORT - Marcum & Kliegman LLP                        1


INDEPENDENT AUDITORS' REPORT - Feldman Sherb & Co., P.C.                    2


FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                              3-4
  Consolidated Statements of Operations                                     5
  Consolidated Statement of Shareholders' Deficit                           6
  Consolidated Statements of Cash Flows                                   7-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               9-29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Azurel, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Azurel, Ltd. and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azurel, Ltd. and Subsidiaries as of December 31, 2002 and, the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $14,562,216 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



July 17, 2003
New York, NY

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Azurel, Ltd. and Subsidiary


We have audited the accompanying consolidated statement of operations, changes in stockholders' deficit and cash flows of Azurel, Ltd. and Subsidiary for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Azurel, Ltd. and Subsidiary for the year ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered recurring losses and on February 2, 2001, voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Feldman Sherb & Co., P.C.
April 10, 2002
New, York, New York

                                                   AZUREL, LTD. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                    December 31, 2002 (Restated)
--------------------------------------------------------------------------------


                                     ASSETS


CURRENT ASSETS
  Cash                                            $     15,521
  Accounts receivable, net                              46,992
  Inventories, net                                     490,059
  Prepaid expenses and other current assets             28,397
                                                  ------------


         Total Current Assets                                       $   580,969


PROPERTY AND EQUIPMENT, net                                              48,587
----------------------


OTHER ASSETS
  Intangibles                                          823,000
  Goodwill                                             429,633
  Due from related party                                89,657
  Deposits                                              18,922
                                                  ------------


         Total Other Assets                                           1,361,212
                                                                     ----------


         TOTAL ASSETS                                                $1,990,768
                                                                     ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                                                   AZUREL, LTD. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                    December 31, 2002 (Restated)
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $       454,535
  Reorganization costs payable, current portion                                         300,019
  Taxes payable, current portion                                                        302,529
  Officer advances                                                                      110,513
  Capital leases, current portion                                                        14,512
  Revolving line of credit                                                               84,965
  Note Payable, related party                                                            44,227
                                                                               ----------------

         Total Current Liabilities                                                                  $    1,311,300

OTHER LIABILITIES
  Reorganization costs payable, long-term                                               685,289
  Taxes payable, long-term                                                              257,448
  Capital leases, long-term                                                              13,840
                                                                               ----------------

         Total Other Liabilities                                                                           956,577
                                                                                                    --------------

         TOTAL LIABILITIES                                                                               2,267,877

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value; 4,000,000 shares authorized;
   none issued and outstanding                                                                                  --
  Common stock, $.001 par value; 50,000,000 shares authorized;
   28,666,034 shares issued and outstanding                                                                 28,666
  Additional paid-in capital                                                                            14,256,441
  Accumulated deficit                                                                                  (14,562,216)
                                                                                                      ------------

TOTAL SHAREHOLDERS' DEFICIT                                                                               (277,109)
                                                                                                    --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 DEFICIT                                                                                             $   1,990,768
                                                                                                     =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                                   AZUREL, LTD. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Years Ended December 31, 2002 (Restated) and 2001
--------------------------------------------------------------------------------


                                                                                         2002
                                                                                      (Restated)           2001
                                                                                     ----------------------------
NET SALES                                                                            $   236,535      $   463,173
---------

COST OF GOODS SOLD                                                                       162,030          192,435
------------------                                                                    ----------      -----------

         GROSS PROFIT                                                                     74,505          270,738

OPERATING EXPENSES
  Selling, general and administrative expenses                                           754,641        1,281,375
                                                                                      ----------      -----------

         LOSS FROM OPERATIONS                                                           (680,136)      (1,010,637)

OTHER INCOME (EXPENSE)
  Interest                                                                              (511,612)         (42,837)
  Gain on sale of fixed assets                                                                --            8,256
  Reorganization costs                                                                   (12,315)         (95,500)
  Other income (expense)                                                                  31,254          (41,202)
                                                                                      ----------      -----------

         LOSS BEFORE EXTRAORDINARY ITEMS                                              (1,172,809)      (1,181,920)

EXTRAORDINARY ITEMS
  Gain on early extinguishment of debt                                                        --          190,000
  Gain on extinguishment of liabilities subject to compromise                          4,728,310               --
                                                                                      ----------      -----------

         NET INCOME (LOSS)                                                            $3,555,501      $  (991,920)
                                                                                      ==========      ===========

EARNINGS PER SHARE OF COMMON STOCK:
----------------------------------
  Basic and Diluted:
    Loss before extraordinary items per share                                         $    (0.08)     $     (0.17)
    Income from extraordinary items per share                                               0.34             0.03
                                                                                      ----------      -----------

         Net income (loss) per share                                                  $     0.26      $     (0.14)
                                                                                      ==========      ===========

  Weighted average number of shares of common stock and
    common stock equivalents outstanding                                              13,767,733        6,911,796
                                                                                      ==========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                                   AZUREL, LTD. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                       For the Years Ended December 31, 2002 (Restated) and 2001
--------------------------------------------------------------------------------





                                           PREFERRED STOCK               COMMON STOCK            Additional
                                    ---------------------------   --------------------------      Paid-In     Accumulated
                                       Shares         Amount          Shares       Amount         Capital       Deficit
                                    ------------   ------------   ------------  ------------   ------------  ------------
BALANCE -
 January 1, 2001                       1,001,500   $  2,237,587      6,911,796  $      6,912   $  8,998,983   $(17,125,083)

 Net Loss                                     --             --             --            --             --       (991,920)
Change in translation adjustment              --             --             --            --             --           (714)
                                    ------------   ------------   ------------  ------------   ------------  ------------
BALANCE - December 31, 2001            1,001,500      2,237,587      6,911,796         6,912      8,998,983    (18,117,717)

Adjust prior year shares                      --             --         19,901            20            (20)            --
Common stock issued
 for cash                                     --             --      3,225,000         3,225        341,715             --
Common stock issued to creditors
under plan of reorganization                  --             --      6,890,337         6,890        777,795             --
Common stock issued for services .            --             --        350,000           350        131,150             --
Common stock issued for Romantic
Moments acquisition                           --             --      9,500,000         9,500        940,500             --
Beneficial conversion feature                 --             --             --            --        327,000             --
Warrants issued in connection with
 promissory notes                             --             --             --            --        150,000             --
Conversion of promissory notes to
common stock                                  --             --      1,767,500         1,768        351,732             --
Conversion of preferred stock to
common stock per plan of
reorganization                        (1,001,500)    (2,237,587)         1,500             1      2,237,586             --
Net income
                                              --             --             --            --             --      3,555,501
                                    ------------   ------------   ------------  ------------   ------------  ------------
BALANCE - December 31, 2002         $         --   $         --   $ 28,666,034  $     28,666   $ 14,256,441  $(14,562,216)
                                    ============   ============   ============  ============   ============   ============


                                       Accumulated
                                          Other
                                      Comprehensive
                                          Loss         Total
                                     ------------  ------------
BALANCE -
 January 1, 2001                     $       (714) $ (5,882,315)

 Net Loss                                      --      (991,920)
Change in translation adjustment              714            --
                                     ------------  ------------
BALANCE - December 31, 2001                    --    (6,874,235)

Adjust prior year shares                       --            --
Common stock issued
 for cash                                      --       344,940
Common stock issued to creditors
under plan of reorganization                   --       784,685
Common stock issued for services .             --       131,500
Common stock issued for Romantic
Moments acquisition                            --       950,000
Beneficial conversion feature                  --       327,000
Warrants issued in connection with
 promissory notes                              --       150,000
Conversion of promissory notes to
common stock                                   --       353,500
Conversion of preferred stock to
common stock per plan of
reorganization                                 --            --
Net income
                                               --     3,555,501
                                     ------------  ------------
BALANCE - December 31, 2002          $         --  $   (277,109)
                                     ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                                   AZUREL, LTD. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31, 2002 (Restated) and 2001
--------------------------------------------------------------------------------

                                                                      2002
                                                                   (Restated)              2001
                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income (loss)                                               $ 3,555,501          $  (991,920)
                                                                  -----------          -----------
   Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
     Depreciation                                                       3,453               22,054
     Amortization                                                          --              118,439
     Provision for doubtful accounts                                    2,952                   --
     Interest expense - beneficial conversion                         327,000                   --
     Interest expense - deferred financing costs                      175,900                   --
     Gain on sale of fixed assets                                          --               (8,256)
     Write-down of impaired assets                                         --              125,583
     Extraordinary gain on early distinguishment of debt                   --             (190,000)
     Common stock issued for services                                 131,500
     Reductions of accrued expenses                                    45,479               21,500
     Reduction of non-cash interest expense                                --               (7,000)
     Extraordinary gain on extinguishment of liabilities
      subject to compromise                                        (4,728,310)                  --
     Decrease in minority interest                                         --                 (357)
   Changes in operating assets and liabilities:
     Accounts receivable                                               39,266              504,714
     Inventories                                                      (17,319)             490,801
     Prepaid expenses and other current assets                        (13,098)              (3,002)
     Due from related parties                                              --              150,000
     Deposits                                                          (8,196)                  --
     Other assets                                                       8,704               (8,703)
     Accounts payable and accrued expenses                            (15,288)            (196,042)
     Taxes payable                                                     40,471                   --
     Liabilities not subject to compromise                            (95,500)
     Net assets of discontinued operations                                 --               (8,533)
                                                                  -----------          -----------

         Net Cash (used in) PROVIDED BY Operating
          Activities                                                 (547,485)              19,278
                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Net cash acquired in the acquisition of Romantic                      5,329                   --
  Disposal of property and equipment                                       --               37,896
                                                                  -----------          -----------

NET CASH PROVIDED BY INVESTING
------------------------------
 ACTIVITIES                                                       $     5,329          $    37,896
                                                                  -----------          -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                                                   AZUREL, LTD. AND SUBSIDIARIES

                       For the Years Ended December 31, 2002 (Restated) and 2001
--------------------------------------------------------------------------------

                                                                        2002
                                                                     (Restated)              2001
                                                                    -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from sale of common stock                            $   344,940          $        --
  Net proceeds from convertible promissory notes                        327,600                   --
  Repayment of long-term debt                                          (270,913)                  --
  Advances from bank, net                                                84,965                   --
                                                                    -----------          -----------

         Net Cash Provided by Financing
          Activities                                                    486,592                   --
                                                                    -----------          -----------

         NET (DECREASE) INCREASE IN CASH                                (55,564)              57,174

CASH - Beginning                                                         71,085               13,911
----------------                                                    -----------          -----------

CASH - Ending                                                       $    15,521          $    71,085
-------------                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid for interest                                            $     8,712          $        --
  Cash paid for income taxes                                        $        --          $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
-------------------------------------------------
 FINANCING ACTIVITIES:
 ---------------------
  Net assets acquired in Romantic acquisition:
   Prepaid expenses and other current assets                        $     5,817          $        --
   Inventories                                                          278,022                   --
   Property and equipment, net                                           53,946                   --
   Deposits                                                              10,726                   --
   Goodwill                                                             429,633                   --
   Intangibles, net                                                     823,000                   --
   Accounts payable and accrued expenses                               (214,237)                  --
   Taxes payable                                                        (77,887)                  --
   Current and long-term debt                                          (364,349)                  --
   Common stock issued in acquisition                                  (950,000)                  --
                                                                    -----------          -----------

         Increase in cash                                           $     5,329          $        --
                                                                    ===========          ===========

   Conversion of accounts payable to common stock                   $   784,685          $        --
                                                                    ===========          ===========
   Conversion of preferred stock to common stock                    $ 2,237,587          $        --
                                                                    ===========          ===========
   Conversion of promissory notes to common stock                   $   353,500          $        --
                                                                    ===========          ===========
   Reduction in capital lease obligation                            $        --          $   200,000
                                                                    ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS

         Azurel, Ltd. and Subsidiaries (the "Company") is primarily engaged in the manufacturing and distribution of cosmetics and fragrances. During 2002, the Company entered into a merger agreement with RM Enterprises International, Ltd. and Romantic Moments Inc. ("Romantic"), a distributor of high-end evening garments. Under the Merger Agreement, Flo Weinberg, Inc. and a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Romantic (see
         Note 5).

         Azurel, Ltd. ("Azurel") was incorporated in Delaware on June 26, 1995.

         RESTATEMENT The Company has restated the consolidated financial statements for the year ended December 31, 2002. The restatement reflects an increase in total assets and a decrease in shareholders' deficit of approximately $803,000. The restatement also resulted in an increase in the loss before extraordinary items of approximately $533,000. An increase of approximately $830,000 of the total assets and the reduction of shareholders' deficit is attributable to the modification of management's estimate of the allocation of the purchase price of Romantic Moments, Inc. (see Note 5) and the remaining decrease of approximately $27,000 is attributable to various other changes to management's assertions. The increase in the loss before extraordinary items reflects a modification of the accounting treatment of 1,767,500 shares and 883,750 warrants issued by the Company to four investors in connection with the issuance of $353,500 of convertible promissory notes (see Note 13). The effect of the modification resulted in an increase in loss before extraordinary items from $680,136 ($0.05 per share) to $1,172,809 ($0.08 per share) as of December 31, 2002. This modification had no effect on the shareholders' deficit as of December 31, 2002.


NOTE 2 - REORGANIZATION

         On February 2, 2001, the Company filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark (the "Court") under case number 01-31034NLW. The Company operated under the protection of the Court until February 27, 2002, when the Court issued Order of Confirmation of the First Modified Plan ("The Plan") became effective. The Plan provided two options to the creditors and seven (7) classes of creditors:

         Option One is a settlement consisting of one share of common stock for each dollar of liability plus a 20% cash payout over 2 years from the date of court approval, the total liability included under option one was approximately $1,188,936, in addition certain inside creditors agreed to accept an all stock settlement instead of stock and cash. During 2002, the Company issued approximately 6,890,337 shares of its common stock out of the approximate 7,376,721 shares to be issued in settlement of the entire plan.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 2 - REORGANIZATION, continued

         Option Two relates to creditors with liabilities of $1,781,000 who agreed to accept 45% of their liability, approximately $801,000 in cash, over a 5 year period with the first payment of approximately $185,000 paid at the date of approval with the balance of approximately $616,000 to be paid out over the next 4 years.

         As of December 31, 2002 the Company had a total of $985,308 in creditors' payments recorded as a liability with approximately $300,000 due to creditors in 2003. In addition the Plan instructed that all outstanding shares of $.001 par value Preferred Stock be converted into 1,500 shares of the Company's $.001 par value Common Stock. During
         2002, the Company issued all required shares under the Plan. The Company did not adopt fresh start accounting because holders of the existing voting shares immediately prior to the filing and confirmation of the Plan received more than 50% of the voting shares of the emerging entity. Accordingly, the Company recognized an extraordinary gain on the reorganization in the amount of $4,728,310.

         In accordance with the confirmed Plan of Reorganization of February 27, 2002 (the "Effective Date"), the Company will settle its claims with its various creditors as follows:

         Priority tax claims for income, payroll and withholding taxes aggregating approximately $433,000 are payable in twenty equal quarterly installments of approximately $21,650, commencing February 27, 2002 through February 27, 2007 and include interest at 8% per annum. Other payroll and withholding taxes of approximately $8,500 are payable in twelve equal quarterly installments of approximately $708, commencing February 27, 2002 through February 27, 2005 including interest at 8% per annum. No payments have been made in 2002 relative to this priority tax claim.

         At any time the Internal Revenue Service could declare the Company in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.

         Repayment of the Company's pre-petition debts are segregated into seven different classes of creditors as described below:

         CLASS 1
         A secured amount owed to an entity was $560,948. The Company issued the entity three shares of its common stock for each dollar owed as settlement of this liability, which amounted to 1,682,844 shares.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------


NOTE 2 - REORGANIZATION, continued

         CLASS 2
         Class two consists of secured amounts owed to an individual investor of $1,010,000. This individual received three shares of the Company's common stock for each dollar owed, amounting to 3,030,000 shares, which were issued in March and June 2002.

         CLASS 2A
         Class two (a) consists of two creditors with amounts owed totaling $587,533. These individuals received two shares of the Company's common stock for each dollar owed, amounting to 1,175,000 shares.

         CLASS 3
         Class three is a note payable including interest, to an entity in the amount of $1,823,833. Principal and interest were due in June 2002. The Company has settled such amount with a note receivable of $1,650,000 relating to the sale of its PLC subsidiary, which has been assigned to the entity. The Company recorded a net amount due to the entity of $173,833 as of December 31, 2001. This balance was paid in full during the year ended December 31, 2002.

         CLASS 4
         These are unsecured claims with trade creditors totaling approximately $2,969,900. Each creditor has the option to receive shares of the Company's common stock or cash as settlement for their claims.

         CREDITORS WHO ELECT TO RECEIVE STOCK
         The Company will issue one share of its common stock for each dollar owed to these creditors plus a cash payment equal to 20% of such amount owed. The total outstanding balance to creditors who elected to receive stock was approximately $1,188,936. Accordingly, during 2002, the Company issued approximately 702,000 shares of its common stock to these creditors and the balance of 486,936 shares are to be issued. In addition, remaining cash payments at December 31, 2002 totaled led $237,787 which are payable in three annual installments of $118,893, $59,447 and $59,447 commencing in May 2004 through May 2006.

         CREDITORS WHO ELECT TO RECEIVE CASH
         For creditors, who elect to receive cash, the Company will pay 45% of the total dollar amount owed to them. The total outstanding balance to creditors in this category, as of March 11, 2002, was approximately $1,781,000. Therefore, the Company will pay such creditors approximately $801,450, which is payable in four annual installments of approximately $184,700, $184,700, $184,700 and $247,350 commencing with an initial payment in April 2002 and subsequent annual payments in May 2004 through May 2006. Certain trademarks of the Company secure these claims.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 2 - REORGANIZATION, continued

         CLASS 5, 6 AND 7
         These classes consist of equity interest holders. Class 5 holders of common stock will retain their shares in accordance with the Plan agreement. Such shares amounted to 6,911,796 at December 31, 2001. Class 6 holders of preferred stock will receive one share of common stock in exchange for each share of issued preferred stock. In August 2002, the Company converted all of its issued and outstanding shares of preferred stock to 1,500 shares its common stock. For Class 7 holders of stock warrants, such warrants will remain authorized and outstanding at the exercise price of $4.50 per share. Such warrants originally expired on July 3, 2003, but were extended by the Company until July, 3, 2005.

         Administrative fees and expenses incurred amounted to $95,500, which were paid in March 2002.

         The Plan was funded by a certain secured creditor who contributed $299,000 for the payment of administrative claims. This contribution will be used to make the initial payment to unsecured claimants who elected to receive cash rather than shares of stock as settlement of their claims. In return, for this contribution the creditor received approximately 299,000 shares of the Company's $.001 par value Common Stock.

         Under the Bankruptcy Code, the Company elected to reject all unexpired leases and executory contracts. Amounts due through the filing date were reflected as pre-petition debt subject to compromise.

         At December 31, 2001, pre-petition debt subject to compromise as per the confirmed plan related to the above classes of creditors is summarized as follows:

              Trade payables                                      $2,037,000
              Notes payable and interest                           2,671,000
              Payroll taxes                                          443,000
                                                                  ----------
                                                                  $5,151,000
                                                                  ==========

       The Company has recorded liabilities in excess of such amounts at December 31, 2001. Included were approximately $588,000 of notes payable for which claims were not submitted and various other pre-petition expenses for which ultimately no claims were submitted or for which claims allowed by the bankruptcy court were less than the amounts per the Company's records. The reversal of such liabilities was recorded upon the finalization of the bankruptcy proceedings and is reflected as an extraordinary gain on extinguishment of liabilities subject to compromise at December 31, 2002.

       The Company has not been able to meet all of the financial requirements defined in the court-approved plan of reorganization. If the Company's default under this plan remains, uncured priority claim holders and or creditors may be successful in having the court issued order of confirmation set aside. Accordingly, the obligations of the Company discharged by the bankruptcy court under the plan of reorganization could be reestablished on the Company's books.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 3 - GOING CONCERN

       As shown in the accompanying consolidated financial statements, the Company incurred a loss before extraordinary items of $1,172,809 for the year ended December 31, 2002, and as of that date, the Company's current liabilities exceeded its current assets by $730,331. Management of the Company is developing a plan to license the manufacturing and distribution of some of its fragrance brands and to outsource the manufacturing of some of its apparel lines during the third quarter of 2003. In addition, the Company is seeking to raise equity capital to fund and expand its operations. As discussed in Note 2, the Company is currently in default of its Plan of Reorganization and the Company is unable to meet its financial obligations under the Plan for the year ending December 31, 2003.

       Management believes that by licensing the manufacturing and distribution of some of its fragrance brands and to outsource the manufacturing of some of its apparel lines, they will be able to increase revenues and reduce their manufacturing costs and if they are successful in obtaining additional capital the cash flows would be sufficient to fund operations through December 31, 2003. However, there can be no assurance that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

       These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of Azurel, Ltd. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       REVENUE RECOGNITION
       The Company recognizes revenue from product sales, net of any discounts and coupons, when the products are completed and shipped to customers. Substantially all of the Company's goods are shipped F.O.B. shipping point. Shipping and handling costs are included in cost of goods sold in the consolidated statements of operations.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES, continued

       The Company follows the provisions of EITF No. 00-14, "Accounting for Sales Incentives", and reflects its sales incentives as a reduction of sales.

       FINANCIAL REPORTING FOR BANKRUPTCY PROCEEDINGS
       In connection with the bankruptcy proceedings, the Company is required to report in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statement of Operations.

       ACCOUNTS RECEIVABLE
       Accounts receivable is shown net of allowance for doubtful accounts of $7,952 at December 31, 2002. The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables and historical collection information by customer. Normally accounts receivable are due within 30 days after the date of the invoice. Receivables more than 90 days old are considered past due. Accounts receivable are written off when they are determined to be uncollectible.

       FACTORING
       The Company has a factoring agreement with Westgate Financial Corporation whereby all accounts receivable are sold to the factor on a pre-approved non-recourse basis, except for chargebacks and customer claims. Factoring commissions are charged at 1.25% of factored sales with a minimum charge to the Company of $15,000 per annum.

       INVENTORIES
       Inventories consists of finished products, work in process, and raw materials. Inventories are carried at the lower of cost or market. Cost is determined using the first in first out method, and market represents the lower of replacement cost or estimated net realizable value.

       PROPERTY AND EQUIPMENT
       Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the useful lives of the improvements. Repairs and maintenance are charged to expenses when incurred and renewals and betterments are capitalized.

       Capitalized leased assets are amortized over the shorter of the lease term or the service life of the related assets.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES, continued

       INTANGIBLES
       The intangible assets consist of patterns, trademarks and customer list, which are all amortized on a straight-line basis over their respective useful lives.

       INCOME TAXES
       The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

       EARNINGS PER SHARE
       Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the amount of earning for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

       The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had 4,934,418 and 4,050,668 potentially dilutive options and warrants outstanding during the years ended December 31, 2002 and 2001, respectively, that have not been considered in the computation of diluted earnings per share since the effect of their inclusion would be anti-dilutive.

       USE OF ESTIMATES
       In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Disclosures that are particularly sensitive to estimation include management's plans, as disclosed in Note 3. Actual results could differ from those estimates.

       COMMITMENTS AND CONTINGENCIES
       Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES, continued

       ACCOUNTING FOR LONG-LIVED ASSETS
       Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Accordingly, the Company wrote-off long-lived assets it believes were impaired at December 31, 2001, as disclosed below in Note 8.

       NEW ACCOUNTING PRONOUNCEMENTS
       SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" became effective for the Company during 2002. The provisions of these statements that are applicable to the Company were implemented on a prospective basis as of January 1, 2002, which had no material effect on the Company's consolidated financial statements.

       SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for transactions occurring after May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has not yet determined the effect SFAS No. 145 will have on its consolidated financial position or results of operations in future periods.

       SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No.146 to have a material effect on its consolidated financial statements.

       In November 2002, the FASB issued Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The Company does not expect that the adoption of the recognition requirements of FIN 45 will have a material effect on its consolidated financial statements.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES, continued

       NEW ACCOUNTING PRONOUNCEMENTS, continued
       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123. Such pro-forma disclosures have not been provided as their effect is not material to the accompanying consolidated financial statements.

       In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Except for the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of SFAS No. 150 on its consolidated financial statements.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 5 - ACQUISITION

       ROMANTIC MOMENTS, INC.
       On November 1, 2002, the Company, RM Enterprises International, Ltd. and Romantic Moments, Inc. ("Romantic") completed a merger under an Agreement and Plan of Merger ("Merger Agreement"). Under the Merger Agreement, Flo Weinberg, Inc., a newly formed wholly owned subsidiary of the Company acquired all of the outstanding common stock of Romantic. The purchase price of Romantic approximated $950,000, which consisted of 9,500,000 shares of the Company's common stock.

       The acquisition was accounted for as a purchase and accordingly, assets and liabilities were valued at their fair market value at the date of acquisition and the results of operations are included in the consolidated financial statements of the Company, commencing November 1, 2002. The consolidated financial statements reflect the Company's best estimate of the fair value of the acquired assets and liabilities at the date of the acquisition. Such estimate may be subject to adjustment in the new term. An allocation of the fair value of the assets acquired and liabilities assumed is as follows:

       Purchase price:
         Azurel, Ltd. common stock issued                          $   950,000
                                                                   ===========

       Allocation of purchase price:
         Current assets                                            $   289,168
         Property and equipment                                         53,946
         Goodwill                                                      429,633
         Intangibles                                                   823,000
         Other assets                                                   10,726
                                                                   -----------

                  Total assets acquired                              1,606,473
                                                                   -----------

         Current liabilities                                           635,989
         Non-current liabilities                                        20,484
                                                                   -----------

                  Total liabilities assumed                            656,473
                                                                   -----------

                  Net assets acquired                              $   950,000
                                                                   ===========

       Of the $823,000 of acquired intangible assets, $650,000 was assigned to the customer list which has a useful life of 10 years, $93,000 was assigned to patterns which have a useful life of 25 years and $80,000 was assigned to registered trademarks which have a useful life of 17 years.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 5 - ACQUISITION, continued

       ROMANTIC MOMENTS, INC., continued
       The following unaudited pro forma financial information has been prepared as if the acquisition of Romantic were consummated as of the beginning of each of the years presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the year, nor is it necessarily indicative of the results that may occur in the future.

                                                                    For the Year Ended
                                                                       December 31,
                                                            ----------------------------------
                                                                2002
                                                             (restated)               2001
                                                            ------------          ------------
Net Sales                                                   $    707,627          $  1,160,291
Expense                                                        1,873,328             2,510,732
                                                            ------------          ------------

                                                              (1,165,701)           (1,350,441)

Other expense, net                                              (505,796)             (223,902)
                                                            ------------          ------------

Loss before extraordinary item                                (1,671,497)           (1,574,343)

Extraordinary items                                            4,728,310               190,000
                                                            ------------          ------------

           Net income (loss)                                $  3,056,813          $ (1,384,343)
                                                            ============          ============

Basic and diluted earnings (loss) per share:
Loss before extraordinary items                             $      (0.08)         $      (0.10)
Income from extraordinary items                                     0.22                  0.01
                                                            ------------          ------------

Net income (loss)                                           $       0.14          $      (0.09)
                                                            ============          ============

Weighted average shares of common stock outstanding           21,869,800            16,366,832
                                                            ============          ============

NOTE 6 - DUE FROM FACTOR

       The Company has an agreement with a factor, whereby substantially all accounts receivable are sold to the factor on a pre-approved non-recourse basis, except for chargebacks and customer claims. Factoring commissions are charged at 1.25% of factored sales with a minimum charge to the Company of $15,000 per year. The Company's borrowings, not to exceed 80% of accounts receivable or $750,000, whichever is less, bears interest at prime plus 2% per annum. Related interest expense for the year ended December 31, 2002 aggregated approximately $6,685. The agreement is guaranteed by one of the Company's shareholders. The Company's factoring charges for the year ended December 31, 2002 totaled $4,000.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 7 - INVENTORIES

       Inventories consist of the following at December 31, 2002:

       Raw materials                                                 $ 340,966
       Work-in-process                                                  24,132
       Finished goods                                                  243,921
       Obsolescence reserve                                           (118,960)
                                                                     ---------
                                                                     $ 490,059


NOTE 8 - PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 2002:

                                                                  Amount           Useful Lives
                                                               ---------------- -------------------
       Machinery and equipment                                      $  5,168                   5-7
       Office equipment                                               32,678                   5-7
       Furniture and fixtures                                         12,743                   5-7
       Leasehold improvements                                          1,451         Life of lease
                                                                    --------

                                                                      52,040
       Less: accumulated deprecation and amortization                 (3,453)
                                                                    --------

         Property and Equipment, net                                 $48,587
                                                                     =======

       Depreciation and amortization expense related to property and equipment for the years ended December 31, 2002 and 2001 was $3,453, and $22,054, respectively.

       During 2001, the Company, in conjunction with the aforementioned bankruptcy proceedings, sold all of its property and equipment for a total amount of $37,896. For the year ended December 31, 2001, the Company recorded a gain on sale of fixed assets of $8,256 in the accompanying consolidated financial statements.

       In addition, during 2001, the Company recognized an impairment on long-lived assets of $125,583. The asset write-off relates to computer equipment and software under a capital lease obligation that the Company believed was in excess of its carrying value as compared to its fair value as determined in accordance with SFAS No. 144, "Accounting For The Impairment or Disposal of Long Lived Assets". Further, the Company under the bankruptcy plan of reorganization elected to reject this lease obligation which had a balance due of $200,000. The Company and the creditor then reached an agreement whereby the Company paid the creditor $10,000 in exchange for the forgiveness of the remaining balance due on the lease obligation (See Note 18).

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following at December 31, 2002:

       Trade accounts payable                                        $301,001
       Advances from customers                                         13,500
       Cash overdraft                                                  24,543
       Accrued legal                                                   16,528
       Accrued payroll                                                  9,317
       Accrued interest                                                11,845
       Other accrued expenses                                          77,801
                                                                     --------
                                                                     $454,535
                                                                     ========


NOTE 10 - REVOLVING LINE OF CREDIT

       The Company has a line of credit which was assumed in connection with the Romantic acquisition (See Note 5). This line has an expiration date of May 24, 2004 and bears an interest rate of prime (4.25% at December 31, 2002). The line is personally guaranteed by a shareholder and has an outstanding balance of $84,965 at December 31, 2002.


NOTE 11 - OFFICER ADVANCES

       Officer advances consist of interest bearing (10% per annum) and non-interest bearing loans and advances, payable upon demand. Included in officer advances at December 31, 2002 is a $110,513 loan consisting of credit card cash advances of $120,323 netted against a receivable from the officer of $9,810. These advances were assumed in connection with the Romantic acquisition (See Note 5). For the year ended December 31, 2002 interest expense paid to credit card companies for the related advances was approximately $400.


NOTE 12 - CAPITAL LEASE OBLIGATIONS

       The Company has equipment under three capital lease obligations which were assumed in connection with the Romantic acquisition (See Note 5). These capital lease obligations expire at various times through 2004. The assets and liabilities under capital leases are stated at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are amortized on a straight-line method over the shorter of the lease term or the service life of the related assets.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 12 - CAPITAL LEASE OBLIGATIONS, continued

       As of December 31, 2002 minimum future lease payments under these capital leases are:

                  For the Year Ending
                     December 31,                              Amount
       ----------------------------------------------- -------------------
                         2003                                   $16,761
                         2004                                    14,556
                                                                -------

             Total minimum lease payments                        31,317
             Less: amounts representing interest                  2,965
                                                                -------

              Net minimum lease payments                        $28,352
                                                                =======

       The interest rates pertaining to these capital leases range from 7% to 12%, and the net book value of the related assets is approximately $32,678 at December 31, 2002. Interest expense incurred for the year ended December 31, 2002 was $1,375.

       Subsequent to December 31, 2002, the Company has not made all required payments under these capital lease obligations. As a result, the Company is in default of these agreements and is subject to the repossession of the underlying assets and potential litigation for the recovery of amounts due.


NOTE 13 - SHAREHOLDERS' EQUITY

       PREFERRED STOCK
       In August 2002, the Company converted all of its Series A Convertible Preferred Stock into 1,500 shares of common stock as part of its Plan of Reorganization.

       During the year ended December 31, 2001, the Company did not issue or convert any shares of its Series A Convertible Preferred Stock.

       COMMON STOCK
       During the year ended December 31, 2002, the Company issued 21,754,238 shares of its common stock as detailed below:

       o Sold 3,000,000 shares of its common stock for approximately $300,000 to various investors as part of an agreement to fund the Company's Plan of Reorganization, valued at $784,685.

       o Issued an aggregate of 6,890,337 shares of its common stock, to its prepetition creditors as part of the Company's Plan of Reorganization, valued at $784,685.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 13 - SHAREHOLDERS' EQUITY, continued

       COMMON STOCK, continued

       o Converted all of its Series A Convertible Preferred Stock to 1,500 shares of its common stock as part of the Company's Plan of Reorganization.

       o      Issued  150,000  shares  of its  common  stock to an  entity  that
              provided   management   services  through  July  2002,  valued  at
              approximately $68,000.

       o Issued 200,000 shares of its common stock to a key employee as a bonus, valued at approximately $64,000. The sale of these shares is restricted for one year expiring October 31, 2003.

       o Sold 225,000 shares to an individual at $.20 per share for an aggregate of $45,000.

       o Issued 9,500,000 shares of its common stock to the former shareholders of Romantic as part of a Merger Agreement, valued at $950,000 (see Note 5).

       o Adjusted its outstanding common stock by 19,901 to reflect shares issued in October 2000 that were not previously recorded in the Company's consolidated financial statements.

       CONVERTED PROMISSORY NOTES
       During November 2002, the Company conducted a private placement offering of 390 units at a price of $10,000 per unit. Each unit consists of a 7% convertible two-year promissory note and warrant to purchase 2,500 shares of Common Stock. During this period, 353.5 units ($353,500) were sold to 4 investors. The Company paid fees in the amount of $25,900 in connection with the private placement. A portion of the net proceeds raised from the placement has been used to fund the Company's working capital and capital expenditure requirements.

       The Promissory Notes including accrued interest are convertible into five
       (5) shares of Common Stock for each dollar of debt, at the option of the holder, subject to certain adjustments and conditions.

       In accordance with the Private Placement Offering, the Company issued warrants to purchase 883,750 shares of Common Stock at an exercise price of $0.40 per share. These warrants, expire in November 2005.

       The fair value of the warrants (calculated using the Black Scholes Option-Pricing model) and the notes were recorded based on their relative fair values in accordance with Emerging Issues Task Force Nos. 98-5 and 00-27 as follows:

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 13 - SHAREHOLDERS' EQUITY, continued

         CONVERTED PROMISSORY NOTES, continued

         Face value of Promissory Notes                             $  353,500
         Less: Relative fair value of warrants                        (150,000)
                                                                    ----------
                  Relative fair value of Promissory Notes           $  203,500
                                                                    ==========

         Accordingly, the Company recorded a beneficial conversion feature on the promissory notes of $327,000. The relative fair value of the warrants was recorded as a deferred debt discount. The beneficial conversion feature and deferred debt discount accrete to interest expense over the life of the Promissory Notes.

         On November 22, 2003, upon conversion of the Promissory Notes by the holders, as defined above, the Company issued 1,767,500 shares of its common stock. As a result of the conversion, the Company recorded a change to interest for the following:

         Beneficial Conversion Feature                              $327,000
         Deferred Debt Discount                                      150,000
         Deferred Debt Financing                                      25,900
                                                                    --------
                                                                    $502,900
                                                                    ========


NOTE 14 - INCOME TAXES

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

       There is no provision for income taxes in each of the two years ended December 31, 2002 and 2001.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 are summarized as follows:

       Net operating loss carryforwards                           $5,135,000
       Inventory obsolescence reserve                                 46,000
                                                                  ----------
                                                                   5,181,000
       Less:  Valuation allowance                                  5,181,000
                                                                  ----------

                  Deferred tax asset                              $       --
                                                                  ==========

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES, continued

       During the year ended December 31, 2002, approximately $4,728,000 of the net operating loss carryforwards were utilized to reduce taxable income. At December 31, 2002, the Company has net operating loss carry forwards remaining of approximately $13,167,000 to reduce future taxable income, if any. These losses, which expire through 2022, are subject to substantial limitations as a result of IRC Section 382 rules governing changes in control. Management has not determined what impact, if any, the IRC Section 382 rules will have on the net operating loss carryforwards at December 31, 2002.


NOTE 15 - RELATED PARTY TRANSACTIONS

       Note payable, related party in the original amount of $35,000 bears an interest rate of 15% per annum and is payable on demand. This note has an outstanding balance of $44,227 at December 31, 2002. The CEO of the Company is a shareholder and the Vice President of this related party.


NOTE 16 - STOCK OPTIONS AND WARRANTS

       In March 1997, the Company adopted a stock option plan which provides for grants to officers and other employees, directors, consultants and other persons who perform significant services for the Company. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the time of the grant, as defined in the Plan. Options to acquire up to 1,750,000 shares may be granted under the plan. Prior to the Company's initial public offering, 980,500 warrants were issued at an exercise price of $4.50 per share. The Company issued 1,200,000 warrants in connection with the initial public offering of its common stock. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable commencing July 30, 1998 and expire in July 2005. The warrants are redeemable by the Company at a price of $.10 per share each subject to certain conditions commencing July 30, 1998 and thereafter up to their expiration. The Company additionally issued 120,000 redeemable warrants to the underwriter for $18,000. Such warrants are exercisable for four years commencing July 30, 1998 at a price equal to 150% of the initial public offering price of the Common Stock and Redeemable Warrants. Also, 180,000 warrants were issued pursuant to the exercise of the underwriter's over-allotment option. During 1998, the Company issued 200,000 warrants at an exercise price of $2 per share. Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $2.00 per share.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 16 - STOCK OPTIONS AND WARRANTS, continued

       During 1999, the Company issued 1,355,168 warrants at exercise prices ranging from $.90 to $3.00 per share. Each warrant entitles its holder to purchase one share of Common Stock. The Company has reserved 4,035,668 shares of common stock for issuance upon exercise of the warrants.

       During November 2002, the Company issued 883,750 warrants at an exercise price of $0.40 per share, in connection with a private placement offering (see Note 13).

                                                   Options                                  Warrants
                                   ----------------------------------------- ----------------------------------------
                                                             Weighted                                 Weighted
                                       Number of         Average Exercise        Number of        Average Exercise
                                         Shares               Price                Shares               Price
                                   ------------------- --------------------- ------------------- --------------------
      Outstanding at
      December 31, 2001                     15,000                  $1.06          4,035,668                  $3.44
      Issued                                    --                     --            883,750                   0.40
      Cancelled                                 --                     --                 --                     --
                                        ----------                -------          ---------                -------
      Outstanding at
       December 31, 2002                    15,000                $  1.06          4,919,418                $  3.44
                                        ==========                =======          =========                =======

NOTE 17 - SEGMENT REPORTING

       Commencing November 1, 2002, the Company began classifying its operations into two business segments: (a) the manufacturing and distribution of fragrance products and (b) the manufacturing and distribution of women's loungewear and robes. The Company's segment information for the year ended December 31, 2002 is as follows:

                                                              Segment
                                                      (a)                  (b)               Total
                                                -----------------------------------------------------
       Net sales                                $    83,582          $   152,953          $   236,535
                                                ===========          ===========          ===========
       Loss from operations                     $  (578,264)         $  (101,872)         $  (680,136)
                                                ===========          ===========          ===========

           Total Identifiable Assets at
            December 31, 2002                   $   271,655          $ 1,719,113          $ 1,990,768
                                                ===========          ===========          ===========

NOTE 18 - EXTRAORDINARY ITEMS

         For the year ended December 31, 2002, the Company realized an extraordinary gain of $4,728,310, with no income tax effect. This gain resulted from the extinguishment of liabilities subject to compromise relating to the plan of reorganization (see Note 2).

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 18 - EXTRAORDINARY ITEMS, continued

       During the year ended December 31, 2001, the Company under the bankruptcy plan of reorganization elected to reject its capital lease obligation which had a balance due of $200,000. The Company and the creditor reached an agreement whereby the Company paid the creditor $10,000 in exchange for the forgiveness of the remaining balance due on the lease obligation. For the year ended December 31, 2001, the Company realized an extraordinary gain on early extinguishment of debt in the amount of $190,000, with no income tax effect.


NOTE 19 - LITIGATION

       The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.


NOTE 20 - MAJOR CUSTOMERS

       During the year ended December 31, 2001 the Company sold a substantial portion of its products to two customers. Sales to these customers approximated 35% and 25% of the Company's revenue for the year then ended.


NOTE 21 - COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES
       In March 2002, the Company relocated its offices and warehouse to a facility in Fairfield, New Jersey. The Company leases this premises under a month-to-month operating lease.

       The Company leases a facility in Brooklyn, New York, which it acquired through the Romantic acquisition (see Note 5). The Company leases this facility under a five (5) year noncancelable operating lease expiring on June 30, 2004. Annual rent under this lease approximates $48,000. The Company pays property taxes, insurance, maintenance and other expenses related to the leased properties.

       Rental expense for the years ended December 31, 2002 and 2001 was $17,024 and $84,250, respectively.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 21 - COMMITMENTS AND CONTINGENCIES, continued

       OPERATING LEASES, continued
       Future minimum rental payments under the above operating leases as of December 31, 2002 are as follows:

                          For the
                        Year Ending
                       December 31,                     Amount
               ------------------------------ -----------------------
                           2003                           $39,885
                           2004                            20,318
                                                          -------
                              Total                       $60,203
                                                          =======

       PAYROLL TAXES
       Flo Weinberg, a wholly owned subsidiary of the Company is delinquent in its payment of payroll taxes. As of December 31, 2002, the past due amounts have been included in taxes payable totaling approximately $129,500 and consist of payroll taxes owed and estimated penalties and interest. At any time the Internal Revenue Service could declare the Company in default of their fiduciary responsibility and could file a tax lien on the Company's assets or take other action against the Company and its responsible officers, which would have a material adverse effect on the Company's business.


NOTE 22 - SUBSEQUENT EVENTS

       In February 2003, the Company received $80,000 from the Breckenridge Group in exchange for a secured note that was due August 20, 2003 bearing interest at an amount not to exceed the maximum amount of interest allowed by applicable law. The note is collateralized by the inventory of the Company and is guaranteed by an officer of the Company. As consideration for the loan, the Company issued 147,000 shares of its Common Stock. In addition, the Company also pledged 880,000 shares of its common stock as security for performance of its obligation under the secured note agreement. The Company is currently in default of this agreement and the note is payable on demand.

       In March 2003,  the Company  issued 413,949 shares of its common stock to
       its   prepetition   creditors   as   part  of  the   Company's   plan  of
       reorganization.

       In April 2003, the Company issued 365,360 shares of its common stock to former shareholders of Romantic as part of an agreement to fund the Company's current operations.

                                                    AZUREL LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
--------------------------------------------------------------------------------

NOTE 22 - SUBSEQUENT EVENTS, continued

       In May 2003, the Company entered into a factor agreement with Westgate Financial Corp., whereby substantially all accounts receivable are sold to the factor on a pre-approved non-recourse basis, except for chargebacks and customer claims, as defined. Factoring commissions are charged at 1.5% of factored sales with a minimum charge to the Company of $15,000 per year. Advances under the agreement are not to exceed 70% of accounts receivable or $250,000, whichever is less, and bear interest at prime plus 3% per annum. Advances under the agreement are guaranteed by an officer of the Company.

                                  CERTIFICATION


I, Steven Moskowitz, certify that:

1.       I have reviewed this annual report on Form 10-KSB/A of Azurel, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2003
                                                   /s/  Steven Moskowitz
                                                   ---------------------------
                                                   Steven Moskowitz
                                                   Chief Executive Officer

I, Martin Pelman, certify that:

1.       I have reviewed this annual report on Form 10-KSB/A of Azurel, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2003
                                                 /s/ Martin Pelman
                                                 ------------------------------
                                                 Martin Pelman
                                                 Acting Chief Financial Officer

I, Edward Adamcik, certify that:

1.       I have reviewed this annual report on Form 10-KSB/A of Azurel, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 18, 2003
                                                    /s/ Edward Adamcik
                                                    ----------------------------
                                                    Edward Adamcik
                                                    Vice President of Operations

EXHIBIT NO.    DESCRIPTION OF EXHIBITS

2.1 First Amended Plan of Reorganization of Azurel filed with the United States Bankruptcy Court, District of New Jersey. Filed as
               Exhibit 2.1 to Azurel's Annual Report on Form 10-KSB for 2001 and incorporated herein by reference.

2.2 First Modified Plan of Reorganization of Azurel filed with the United States Bankruptcy Court, District of New Jersey. Filed as
               Exhibit 2.2 to Azurel's Annual Report on Form 10-KSB for 2001 and incorporated herein by reference.

2.3 Order of Confirmation of First Modified Plan of Reorganization of Azurel filed with the United States Bankruptcy Court, District of New Jersey. Filed as Exhibit 2.3 to Azurel's Annual Report on Form 10-KSB for 2001 and incorporated herein by reference.

2.4 Merger Agreement dated July 2, 2002, as amended October 27, 2002 by and among Azurel, Flo Weinberg, a wholly owned subsidiary, RM Enterprises International, Ltd. and Romantic Moments, Inc., a wholly owned subsidiary of RM Enterprises International. Filed as Exhibit A to Azurel's Form 8K filed on November 14, 2002 and incorporated herein by reference.

3.1 Certificate of Incorporation of Azurel. Filed as exhibit 3.1 to Azurel's Annual Report on Form 10-KSB for 1997 incorporated herein by reference.

3.2 Amended By-Laws of Azurel. Filed as exhibit 3.2 to Azurel's Annual Report on Form 10-KSB for 1997 incorporated herein by reference.

3.3            Amended Certificate of Incorporation of Azurel.  Filed as exhibit
               3.2  to   Azurel's   Annual   Report  on  Form  10-KSB  for  1997
               incorporated herein by reference.

3.4 Amended Certificate of Incorporation of Azurel. Filed as Exhibit B to Azurel's Schedule 14A filed on September 26, 2002 and incorporated herein by reference.

4.1 Form of Public Warrant Agreement of Azurel. Filed as exhibit 4.3 to Azurel's Annual Report on Form 10-KSB for 1997 incorporated herein by reference.

10.1           Management   Services   Agreement  between  Azurel,  Ltd  and  RM
               Enterprises  International,  Ltd,  filed as Exhibit G to Azurel's
               Schedule 14A dated September 26, 2002 and incorporated herein by reference.

20.1 Definitive Proxy Statement on Schedule 14A filed in connection with Azurel's annual meeting at which the proposal to approve the Merger Agreement, among other matters, was approved by Azurel's stockholders. The Schedule 14A was filed on September 26, 2002 and is incorporated herein by reference.

20.2 Current Report on Form 8-K filed in connection with the consummation of the transactions contemplated by the Merger Agreement on November 14, 2002 and incorporated herein by reference.

21             Subsidiaries of Registrant. Filed herewith.